Form 10-K
period 1993-12-31
WORTHEN BANKING CORP
filed 1994-03-30
CIK 350572

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended DECEMBER 31, 1993             Commission File 1-8525

                                OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from _______________ to _______________

                   WORTHEN BANKING CORPORATION
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)

         ARKANSAS                                                71-6066857
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Worthen National Bank of Arkansas Bldg.,
200 West Capitol Ave., Little Rock, Arkansas                          72201
- ---------------------------------------------                        --------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (501) 378-1521

Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                                  ON WHICH REGISTERED
- -----------------------------                      ----------------------------
Common Stock, $1.00 Par Value                      American Stock Exchange, Inc.


Securities registered pursuant to section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X   No
                                -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 16, 1994, 17,005,430 shares of the Registrant's Common Stock, $1.00 par value, were issued and outstanding (excluding 8,006 treasury shares), and the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $162,035,000.1

               DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of Registrant's 1993 Annual Report to Stockholders for the year ending December 31, 1993 (Part I, Part II and Part IV of Form 10-K). Pages 7 - 45 of Registrant's Annual Report to Stockholders for the year ending December 31, 1993 are filed with this electronic filing as Exhibit 13 to this Form 10-K.

     (2) Definitive Proxy Statement to Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year (Part III of Form 10-K).


- --------------------------------------------------------------------------------

     1 The Registrant in reliance upon the instructional note pertaining to the aggregate market value of voting stock held by nonaffiliates of the Registrant has relied upon Schedules 13D filed by certain shareholders of the Registrant in determining whether such shareholders are affiliates of the Registrant.

                     WORTHEN BANKING CORPORATION
                     ANNUAL REPORT ON FORM 10-K

                          December 31, 1993


                   CROSS REFERENCE SHEET AND INDEX


ITEM NO.   PART I                                            LOCATION*


Item 1.    Business. . . . . . . . . . . . . . . . . .       Page 5 and in 1993
                                                             Annual Report to
                                                             Stockholders


Item 2.    Properties. . . . . . . . . . . . . . . . .       Page 11
Item 3.    Legal Proceedings . . . . . . . . . . . . .       Page 12

Item 4.    Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . .       Page 13



           PART II

Item 5.    Market for Registrant's Common Stock
           and Related Stockholder Matters . . . . . .       Page 14 and in 1993
                                                             Annual Report to
                                                             Stockholders


Item 6.    Selected Financial Data . . . . . . . . . .       Page 14 and in 1993
                                                             Annual Report to
                                                             Stockholders


Item 7.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations . . . . . . . . . . . . . . .       Page 14 and in 1993
                                                             Annual Report to
                                                             Stockholders

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . . . .       Page 14 and in 1993
                                                             Annual Report to
                                                             Stockholders
Item 9.    Changes in and Disagreements with
           Accountants on Accounting and Financial
           Disclosures . . . . . . . . . . . . . . . .       Page 14

                           WORTHEN BANKING CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                                December 31, 1993



CROSS REFERENCE SHEET AND INDEX (Continued)


ITEM NO.   PART III                                          LOCATION*

Item 10.   Directors and Executive Officers
           of the Registrant . . . . . . . . . . . . .       Page 14 and in
                                                             Definitive Proxy
                                                             Statement


Item 11.   Executive Compensation. . . . . . . . . . .       Page 14 and in
                                                             Definitive Proxy
                                                             Statement


Item 12.   Security Ownership of Certain Beneficial
           Owners and Management . . . . . . . . . . .       Page 15 and in
                                                             Definitive Proxy
                                                             Statement



Item 13.   Certain Relationships and Related
           Transactions. . . . . . . . . . . . . . . .       Page 15 and in
                                                             Definitive Proxy
                                                             Statement


           PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . . . .       Page 15


* Page number references are to the locations of the listed items contained in this Annual Report on Form 10-K for the year ended December 31, 1993. The Registrant's 1993 Annual Report to Stockholders and Definitive Proxy Statement are referred to above where such information is incorporated by reference into this Annual Report on Form 10-K from such 1993 Annual Report to Stockholders and Definitive Proxy Statement.

                           WORTHEN BANKING CORPORATION
                           Annual Report on Form 10-K
                   For The Fiscal Year Ended December 31, 1993

                              PARTI

ITEM 1.        BUSINESS.

                             GENERAL

       Worthen Banking Corporation (hereinafter referred to as "WBC", "Company" or "Registrant" and includes WBC's subsidiaries and affiliates unless the context otherwise requires), was incorporated in the State of Arkansas in August 1968 to buy, sell, own and operate banks and to offer a diversified range of commercial banking, trust and other financial services to retail and commercial customers. The Company is the second largest multi-bank holding company in Arkansas with corporate headquarters located in the Worthen National Bank Building in Little Rock, Arkansas. Operations of the Company are conducted through bank and nonbank subsidiaries and affiliates. The existing and future activities of the Company are limited by the Bank Holding Company Act of 1956, as amended, which generally prohibits a bank holding company from acquiring or engaging in any businesses other than banking, managing or controlling banks, and furnishing or performing certain bank related services and activities.

       The Company is primarily engaged in buying, selling, owning, managing and operating commercial banks and other financial services companies and its subsidiaries are primarily engaged in the commercial banking, trust and securities brokerage businesses. The income and other operating results of the nonbank subsidiaries and affiliates as compared to the consolidated operating results of the Company, are not substantial enough to require financial and other information concerning industry segments to be included in this Annual Report on Form 10-K.

       The Company commenced active operations in March, 1969 with the acquisition of a controlling interest in Worthen National Bank of Arkansas, Little Rock, Arkansas ("WNBA") and became a multi-bank holding company upon the acquisition of a controlling interest in Worthen National Bank of Hot Springs, Arkansas ("WNB-Hot Springs") in October, 1970. In 1971, the Arkansas legislature enacted a law prohibiting the acquisition of additional banks, which law remained in effect until the passage of Act 128 of 1983, the Arkansas Bank Holding Company Act of 1983. Act 128, which permits the acquisition of additional banks in accordance with certain guidelines, became effective September 30, 1983. During fiscal year 1993, WBC owned eleven banks, which were located in Arkansas and the Austin, Texas area. All of these are national banks, chartered pursuant to the laws of the United States. Since its organization and commencement of operations, WBC's revenues and net income or net losses have resulted principally from its banking subsidiaries. In addition to commercial banking, WBC also provides, through its subsidiaries and affiliates, mortgage banking, appraisal services, trust services, credit life and disability insurance, investment advisory services, full service and discount brokerage services, data processing and other related financial services.

       On May 7, 1993, Worthen Banking Corporation acquired 100% of the stock of The Union of Arkansas Corporation ("Union") with the issuance of 4,550,000 shares of WBC common stock to the Union stockholders. Union's principal subsidiary bank, Union National Bank of Arkansas ("Union-Little Rock"), was merged with WNBA on May 28, 1993. Union-Little Rock was a commercial bank with approximately $595 million in assets, $482 million in deposits and $54 million in equity operating from twenty-two locations in central and southern Arkansas and had two mortgage banking subsidiaries. Union's only other banking subsidiary was Union National Bank of Texas ("Union-Texas") operating out of six locations in Austin, Texas. Union-Texas had approximately $120 million in assets, $112 million in deposits and $6 million in equity at December 31, 1992. Union-Texas has been renamed Worthen National Bank of Texas. This transaction was accounted for using the pooling-of-interests method of accounting.

       On September 10, 1993, the Company acquired 100% of First Bentonville Bancshares, Inc., the parent corporation of First Bank of Bentonville, Arkansas ("FirstBank"). WBC paid approximately $3.9 million in cash, $4.1 million in debt repayment and 250,000 newly-issued shares of WBC's common stock. For the year ended December 31, 1992, FirstBank reported total assets of $88,546,000, net interest income of $2,826,000 and net income of $805,000. FirstBank was merged into Worthen National Bank of Northwest Arkansas on October 31, 1993. This acquisition was accounted for as a purchase and the results of operations of FirstBank are included in the Company's consolidated financial statements from the date of purchase.

       Each subsidiary of the Company operates with a high degree of autonomy. WBC, as the corporate parent, provides various technical and advisory services and establishes general policy for the management and coordination of the resources of its subsidiaries to more effectively service the credit and financial services needs of the subsidiaries' customers and communities. The Company coordinates the activities of its subsidiaries in certain areas, including without limitation, credit policy, accounting, internal auditing, regulatory compliance, loan review, investment coordination, asset/liability management, public relations, and business development. However, the subsidiaries operate under the direct supervision and day-to-day management of their own directors and officers who formulate their own policies subject to the Company's general policy guidelines and regulatory compliance.

       WBC's principal sources of income are dividends and management service fees paid by its subsidiaries. Dividend payments are determined quarterly in relation to subsidiary income, assets, deposit growth and capital position in compliance with regulatory guidelines and, in certain cases, prior regulatory approval. Management service fees represent reimbursements received for services performed by the corporate parent.



COMMERCIAL BANKING SUBSIDIARIES

       The Company's principal source of income is derived from its eleven subsidiary commercial banks and through certain of its nonbank subsidiaries. The main offices of these subsidiaries are located in Batesville, Camden, Conway, Fayetteville, Harrison, Hot Springs, Little Rock, Newark, Pine Bluff and Russellville, Arkansas and Austin, Texas. All offer a broad range of commercial bank services to the markets and communities which they serve, as well as provide other related financial services in a majority of locations.


BANK RELATED SUBSIDIARIES AND AFFILIATES

       The Company's non-bank subsidiaries include: 1) a full service and discount brokerage company, which is a registered broker dealer and investment adviser, whose business is conducted at a majority of the Company's banking subsidiaries throughout the state; 2) a mortgage banking company whose business is originating and servicing mortgage loans; 3) a credit life insurance company which insures or reinsures credit life and accident and health insurance; 4) a data processing and operations support company which provides data processing and transmission services, item processing and similar functions for the Company's banking subsidiaries; 5) a trust company which provides trust administration and operations; 6) an appraisal company whose business is appraising property proposed to be offered as loan collateral; and 7) two small and relatively inactive companies related to industrial lending and real estate development.


                        SUPERVISION AND REGULATION


       The following summaries of statutes and regulations affecting bank holding companies and their commercial banking subsidiaries do not purport to be complete but are given to provide a general overview. The summaries are qualified in their entirety by reference to the provisions of the statutes and regulations summarized.

STATE USURY LAW

       Prior to its amendment in 1982, the Constitution of the State of Arkansas limited the rate of interest which could be charged on borrowed funds to 10% per annum simple interest, and provided for forfeiture of principal and interest in the event that a greater amount of interest was charged or received. The effect of that constitutional limitation had been mitigated to some extent by Public Law 96-221 (the "Deregulation Act") under which the United States Congress, pursuant to the Supremacy Clause of the United States Constitution, pre-empted state constitutions and state usury laws in regard to business-and agricultural loans over $1,000 in amount and in regard to first mortgage residential real estate loans. Under the Deregulation Act, WBC's lending affiliates were permitted to make business and agricultural loans at 5% over the applicable Federal Reserve Bank discount rate and first mortgage residential real estate loans without any percentage limitation. The usury pre-emptive provisions of the Deregulation Act expired generally on April 15, 1985, although loans made prior to that date continue to be governed by the provisions of the Deregulation Act The first mortgage real estate loan preemption in the Deregulation Act continues in effect and will constitute a permanent preemption of the Constitution of the State of Arkansas in regard to first mortgage residential real estate loans.

       In 1982, The Interest Rate Control Amendment ("Constitutional Amendment") to the Constitution of the State of Arkansas was adopted, which provides, in summary, that "consumer loans and credit sales" have a maximum percentage limitation of 17% per annum and that all "general loans" have a maximum limitation of 5% over the Federal Reserve Discount Rate in effect at the time the loan was made. In 1983, the Arkansas Supreme Court determining that "consumer loans and credit sales" are "general loans" and are subject to the limitation of 5% over the Federal Reserve Discount Rate, as well as a maximum limitation of 17% per annum. The Constitutional Amendment also provided penalties for usurious "general loans" and "consumer loans and credit sales," including forfeiture of all principal and interest on consumer loans and credit sales made at a greater rate of interest than 17% per annum, and, on "general loans" made at usurious rates, forfeiture of uncollected interest and refund to the borrower of twice the interest collected.

       The relative importance of the Arkansas usury laws and federal pre-emption thereof to the financial operations of WBC varies from time to time, depending on a number of factors, including general economic conditions and prevailing interest rates. Limitations on the interest earnings of WBC subsidiary banks occur during periods of high interest rates. The effect of such limitations cannot be accurately predicted because of the factors mentioned above.

       The Texas usury law establishes different usury limits for various types of loans. These interest rate limits may vary from time to time. The interest rate limitations currently in effect are more than sufficient when compared to prevailing interest rates.

STATE REGULATION

       The Arkansas Bank Holding Company Act of 1983 permits Arkansas bank holding companies to own and control multiple banks and subjects Arkansas bank holding companies to regulation by the Arkansas State Bank Department. Under Arkansas law, bank holding companies are limited to owning or controlling banks having in the aggregate no more than 25% of the total deposits held by all state and national banks in Arkansas. For purposes of this limitation, deposits include all individual, partnership, and corporate deposits, but not correspondent accounts of banks or the fluids of national, state, or local government authorities.

       The Arkansas State Bank Department ("ASBD") is authorized to administer the provisions of the Arkansas Bank Holding Company Act and to determine those activities of bank holding companies that it deems to be "directly related to banking activities." Under current interpretations and regulations of the ASBD, permissible non-banking activities under the Bank Holding Company Act of 1956, as amended, are given due consideration as being "directly related to banking activities" under the Arkansas Act.

       During 1988, the Arkansas General Assembly passed Act 539 which authorized county-wide and eventually statewide branching and regional interstate banking effective January 1, 1989. Unlimited branching in contiguous counties will be allowed beginning alter 1993 while unlimited statewide branching will become effective after 1998.

       The Texas Banking Code permits an "out-of state" bank holding company to acquire control of a bank located in the state of Texas, if such bank received a charter and was continually operated for at least five years prior to the acquisition, and subjects the "out-of state" bank holding company to the supervision and regulation by the Banking Department of Texas. On January 29, 1993, the Company entered into an agreement with the Banking Department of Texas as required by the Texas Banking Code. Pursuant to the agreement, the Company represented that Worthen National Bank of Texas ("Worthen-Texas") would comply with applicable capital adequacy guidelines and that the consolidated equity capital of Worthen-Texas during the first three years after the acquisition will at all times equal or exceed the dollar level existing immediately prior to the acquisition. The Company further agreed that a majority of the board of directors of Worthen-Texas will reside in the state of Texas, that it would not acquire an institution located in the state of Texas, the deposits of which are insured by the Federal Deposit Insurance Corporation, unless the institution is a bank as defined by the Bank Holding Company Act of 1956, as amended, and that additional information or reports would be filed with the Banking Department of Texas upon request.

       Under the Texas Banking Code an "out-of state" bank holding company is limited in that it can not control more than 25% of the total deposits of all state and national banks domiciled in the state of Texas. For purpose of this limitation, the term "deposit" is given the meaning assigned to that term in
Section 23 of the Federal Deposit Insurance Act, as amended.

ARKANSAS CORPORATE CODE

       In 1987, the Arkansas General Assembly passed the Arkansas Business Corporation Act of 1987 (the "1987 Act"), which was signed into law on April 14, 1987, and which became effective January 1, 1988. As a compromise to the passage of the 1987 Act, the General Assembly included a provision allowing existing Arkansas corporations to continue to be governed by the present corporate code (the "1965 Act"), unless a corporation affirmatively elected to be governed under the 1987 Act The 1987 Act provides that existing Arkansas corporations, such as WBC, may elect to be governed by its provisions upon receiving requisite stockholder approval and further that such an election, once made, is irrevocable.

       On February 23, 1988, WBC's stockholders adopted and approved various proposals, including a proposal to amend and restate the Articles of Incorporation adopting the 1987 Act as the corporate law which shall govern the affairs of WBC. WBC's Amended and Restated Articles of Incorporation were subsequently filed with the Arkansas Secretary of State and became effective February 24, 1988. Upon the filing of the Amended and Restated Articles of Incorporation, the 1987 Act became the applicable state corporate code governing the affairs of WBC. The 1987 Act was based primarily upon the American Bar Association's Model Business Corporation Act as substantially revised in 1984 and was legislated in partly the need to update and modernize the law affectIng Arkansas corporations. In general as compared to the 1965 Act, the 1987 Act is thought to be more flexible, easier to understand, and to permit corporations to avail themselves of many modern financIng techniques and management procedures not available under the 1965 Act. The 1987 Act should result in more predictable judicial interpretations by Arkansas courts.

BANK HOLDING COMPANY ACT OF 1956, AS AMENDED

       WBC is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHC Act"), and is registered as such with the Board of Governors of the Federal Reserve System("FRB"). As a bank holding company, WBC is required to file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHC Act The FRB also periodically examines WBC and each of its subsidiaries. Under the terms of the BHC Act, WBC, as a bank holding company, is generally required to obtain regulatory approval from the FRB before it may acquire or dispose of a substantial interest in any bank or bank holding company.

       With certain exceptions, the BHC Act further restricts nonbanking acquisitions by registered bank holding companies to shares of companies whose activities the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to consider whether the performance of such activities by an affiliate can reasonably be expected to produce benefits to the public, such as increased competition or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

       The FRB has determined by regulation that certain activities, including among others making and servicing loans, operating an industrial loan institution, performing certain fiduciary functions, leasing real and personal property, providing certain investment and financing advice and brokerage services, performing certain data processing operations, acting as an insurance agent for certain types of insurance, and underwriting credit life and disability insurance related to credit transactions within the particular holding company system, among others, are permissible activities for bank holding companies and their affiliates.

       Further the BHC Act and regulations of the FRB prohibit bank holding companies, such as WBC, from engaging in certain tie-in arrangements in connection with extensions of credit, lease or sale transactions or the furnishing of services.


RISK-BASED CAPITAL GUIDELINES

       On January 19, 1989, the FRB issued final guidelines to implement risk-based capital requirements for bank holding companies. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. The Company's year end 1993 total risk based capital ratio of 14.11% exceeds the current minimum regulatory requirement of 8.00%.

FEDERAL RESERVE ACT

       The FRB has cease-and-desist powers over parent holding companies and nonbanking subsidiaries where actions of such holding companies and nonbanking subsidiaries would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. The FRB also has authority to regulate debt obligations, other thin commercial paper, issued by bank holding companies.

       The Company is an "affiliate" of its subsidiary banking institutions and will be an "affiliate" of any other acquired banks within the meaning of the Federal Reserve Act The Federal Reserve Act imposes restrictions on loans by the subsidiary banks to WBC or to any other affiliated companies, on investments by the subsidiary banks in the securities of WBC, and on the use of such securities as collateral security for loans by subsidiary banks to any borrower. WBC is also subject to certain restrictions with respect to engaging in the business of issuing, underwriting, public sale and distribution of securities. In the event that WBC's subsidiary banks experience significant loan losses or rapid growth of loans or deposits, WBC may, as the sole or majority shareholder, be required by regulatory authorities to invest additional capital in order to maintain the capital of each subsidiary bank at or above applicable regulatory minima.


GENERAL

       The national bank subsidiaries of WBC are subject to supervision and regular examination by the Office of the Comptroller of the Currency ("OCC"). All of WBC's subsidiary banks are members of the Federal Deposit Insurance Corporation ("FDIC") which currently insures the deposits of each member bank to a maximum of $100,000 per deposit relationship. For this protection, each bank pays a semi-annual statutory assessment to the FDIC and is subject to the rules and regulations of the FDIC and to examinations by the FDIC. WBC and its subsidiaries (including bank-related subsidiaries) are also subject to examinations and regulation by the FRB under provisions of the Bank Holding Company Act of 1956, as amended, and WBC is required to file annual reports with the FRB and the ASBD, annual and other periodic reports with the United States Securities and Exchange Commission, and to file such additional reports as the FRB may require pursuant to that Act.

       The bank subsidiaries and their affiliates are subject to various state and federal statutes and regulations governing capital, reserves, deposits, investments, loans, mergers, issuance of securities, dividends, establishment of branches, brokerage and investment advisory services and other aspects of their operations.

       The approval of the OCC is required if the total of all dividends declared by the Board of Directors of any national bank subsidiary in any calendar year exceeds the total of the respective bank's net income for that year combined with retained net profit for the preceding two years, less any transfers to surplus.

       Various bills and regulations including the Financial Institutions Regulatory and Interest Rate Control Act of 1978, the Depository Institutions Deregulation and Monetary Control Act of 1980, the Garn-St. Germain Depository Institutions Act of 1982, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 and the Federal Deposit Insurance Corporation Improvement Act of 1991 have been enacted or adopted, and other legislation is being considered in the United States Congress and various other governmental regulatory and legislative bodies which could result in additional regulation affecting WBC and its subsidiaries and otherwise affect the powers of banks, bank holding companies, and bank-related companies.


MONETARY POLICY

       The monetary policy of the FRB has a significant effect on the operating results of bank holding companies and their subsidiary banks as a result of its controlling influence upon the national supply and cost of bank credit. The FRB implements monetary policy principally through open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and change in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use affects interest rates charged on loans or paid for deposits. The policies of the FRB have a direct effect on the amount of bank loans and deposits and the interest rates charged and paid thereon.

       FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. WBC's financial statements reflect the various effects of monetary policies. The nature of future monetary policies and the effect of such policies on the future business and earnings of WBC cannot be accurately predicted; however, such economic policies can materially affect the revenues and net income of commercial banks.

PATENTS, SEASONALITY OF BUSINESS AND CUSTOMERS

       Patents or trademarks are not material to the conduct of the Company's business. Historically, the business of the Company has not been seasonal in nature nor does management of WBC anticipate any differences or seasonal trends in the future. Although certain depositors and loan customers are important to the Company's banking subsidiaries, the Company is not dependent upon any single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the financial condition or results of operations of the Company on a consolidated basis.


COMPETITION

       The activities engaged in by WBC and its subsidiaries are highly competitive. With each activity engaged in, the Company encounters intense competition from other banks, lending institutions, credit unions, savings and loan associations, brokerage firms, mortgage companies, industrial loan associations, finance companies, and several other financial and financial service institutions. The amount of competition has increased significantly over the past few years since the deregulation of the banking industry. The Company's subsidiary banks actively compete with other banks and financial institutions in their efforts to obtain deposits and make loans, in the scope and type of services offered, in interest rates paid on time deposits and charged on loans and in other aspects of commercial banking. They are also in competition with major international retail establishments, brokerage firms and other financial institutions within and outside Arkansas. Competition with these financial institutions is expected to increase, especially with the passage of legislation authorizing interstate banking.

    According to information obtained from the Arkansas Association of Bank Holding Companies, during 1993 there were approximately 34 multi-bank holding companies in Arkansas and an approximate 104 additional single bank holding companies. As of December 31, 1993, the Company was the second largest multi-bank holding company in Arkansas in terms of total assets and total deposits.

EMPLOYEES

    As of December 31, 1993, the Company and its subsidiaries employed 2,252 persons. None of the employees are represented by any union or similar groups and the Company has not experienced any labor disputes or strikes arising from any such organized labor groups. The Company considers its relationship with its employees to be good.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 16, 1994, the executive officers of the Registrant are as follows:
                                                                  SERVED AS AN
                           CURRENT TITLE                          EXECUTIVE
NAME                       AND POSITION                  AGE      OFFICER SINCE
- ----                       ------------                  ---      -------------

Curtis F. Bradbury, Jr.    Chairman, President           44       1985
                           and Chief Executive
                           Officer of WBC and
                           Chairman and
                           Chief Executive
                           Officer of WNBA

Andrew T. Melton           Executive Vice                47       1986
                           President, Chief
                           Financial Officer
                           and Treasurer

James C. Patridge          Executive Vice                43       1987
                           President

                                                                  SERVED AS AN
                           CURRENT TITLE                          EXECUTIVE
NAME                       AND POSITION                  AGE      OFFICER SINCE
- ----                       ------------                  ---      -------------

Michael F. Heald           Senior Vice President         34       1988
                           and Director of Audit

William G. Hobbs           Senior Vice President         44       1986
                           Asset/Liability and
                           Funds Management

Alan C. King               Senior Vice President,        42       1987
                           Controller and Chief
                           Accounting Officer

Gary A. Rickenbach         Senior Vice President         36       1988
                           Director of Loan
                           Review and Mergers
                           and Acquisitions

Gary L. Smith              Senior Vice President and     40       1985
                           Assistant to the Chairman

    The Executive Officers are elected and employed by WBC's Board of Directors to serve for terms set from time to time by the Board in its discretion until re-elected or replaced. Each executive officer has held the same position or another executive position with the Company or one of its subsidiaries during the past five years.

    In addition to the foregoing persons, executive officers of the Company's banking subsidiaries are members of a committee that exercises certain policy making functions. Therefore, although not employed by or occupying officer positions with the Company, they may for certain purposes be deemed as
"executive officers."   As of March 16, 1994, the persons occupying such
positions include: Dale E. Cole, Worthen National Bank, Batesville and Worthen National Bank of Newark; Edwin M Horton, Worthen National Bank of South Arkansas; Marlin D. Jackson and Frank Oldham, Worthen National Bank of Conway; Brooks H. Morris, Worthen National Bank of Harrison; David Bartlett, Worthen National Bank of Hot Springs; Thomas Spillyards, Worthen National Bank of Pine Bluff; Robert Y. Taylor, Worthen Bank National Bank of Russellville; James F. Stobaugh and Rick L. Parsons, Worthen National Bank of Northwest Arkansas; and John I. Fleischauer, Jr., Worthen National Bank of Arkansas. With the guidance of the Board of Directors and executive management of the Company, each of these persons is employed by the Boards of Directors of the respective banking subsidiaries to serve for terms set from time to time by such Boards until re-elected or replaced.


SELECTED STATISTICAL INFORMATION

    The information required in response to this portion of Item 1 is incorporated by reference from the disclosures contained in the Registrant's 1993 Annual Report to Stockholders, portions of which are included herein as
Exhibit 13.


ITEM 2.     PROPERTIES.

    The principal offices of the Company and its largest subsidiary, WNBA, are located in the Worthen National Bank of Arkansas building at 200 West Capitol Avenue in downtown Little Rock, Arkansas. The building is owned by WNBA.

    The Company and its banking subsidiaries maintain 119 locations throughout the State of Arkansas and the Austin, Texas area. The majority of these offices are owned by the respective subsidiary banks. In the opinion of management of the Company, the physical properties of the Company and its subsidiaries are adequate and fully utilized.

ITEM 3.     LEGAL PROCEEDINGS.

    In the ordinary course of business, there are various legal proceedings pending against the Company, its subsidiaries and affiliates, most of which are considered litigation incidental to the conduct of business, including, among other matters, defense of routine corporate, employment, banking, lender liability and securities related litigation. Management, after consultation with legal counsel and based upon available facts and proceedings to date which are preliminary in certain instances, is of the opinion that the ultimate resolution of these proceedings will have no material adverse effect on the consolidated financial position of the Company. However, certain matters disclosed in this Annual Report on Form 10-K for the fiscal year ended December 31, 1993, may be considered to be material in amount or nature.

    In January of 1993, the Company, its directors, and certain of its officers and shareholders were sued in the United States District Court for the Southern District of New York, in WINICKI V. WORTHEN BANKING CORPORATION, ET AL.. 93-CIV-0135. The complaint alleged that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 ("Exchange Act"), Rule 14a-9 of the Securities and Exchange Commission ("SEC" or "Commission"), and certain state law provisions relating to fiduciary duties in connection with the matters disclosed in the Company's proxy statement distributed in December of 1992. The complaint was filed as a class action and sought an injunction to prevent the Company from holding a special meeting or from consummating certain transactions which were the subject of the proxy statement, and unspecified monetary damages.

    The Company has denied all material allegations in the complaint and in January 1993, the parties entered into a Memorandum of Understanding ("MOU") under which the Company agreed to distribute revised disclosure material to its shareholders and not to oppose an application by plaintiff's counsel for fees in an agreed amount.

    On January 21, 1994, the Court provisionally certified a class for purposes of settlement. The settlement remains subject to Court approval following a fairness hearing at which class members may raise any objections to the settlement. Notice of the settlement was sent to class members beginning on February 9, 1994, and a fairness hearing is scheduled for April 5, 1994.

    On March 31, 1993, the Board of Governors of the Federal Reserve System ("FED") advised WBC that the Company's application to merge The Union of Arkansas Corporation with a subsidiary of WBC had been approved. The FED approved the merger, in part, in reliance upon representations and commitments made to the FED by the Company, by Stephens Group, Inc.
and by certain Stephens family members. These included a representation that Stephens Group, Inc. does not and will not exert control over the management and policies of WBC and that Stephens Group, Inc. and its subsidiaries will comply with the restrictions imposed by Sections 23A and 23B of the Federal Reserve Act. Management believes that such representations and commitments will not materially affect the Company's general business policies, financial condition, or results of operations. The Company has also been advised that the FED has made a determination that Stephens Group, Inc. and its affiliates, are affiliates of the Company, as that term is defined in Sections 23A and 23B of the Federal Reserve Act.

    The Board of Governors also notified the Company on March 31, 1993 that the Board of Governors had ordered an investigation to review the ownership and control of the Company for compliance with the Bank Holding Company Act and the Change in Bank Control Act, including the nature and extent of the relationships between the Company and Stephens Group, Inc. and its subsidiaries. The Company is not aware of any assertion by the Board of Governors that the Company is not in compliance with the Bank Holding Company Act or the Change in Bank Control Act. In the event the Board of Governors determines that there has been a violation of the Bank Holding Company Act, it is authorized to initiate certain administrative enforcement actions against the Company and its institution-affiliated parties. These actions could include, among other things, the issuance of an order to cease and desist or the assessment of monetary penalties against the Company or its institution-affiliated parties. The amount of such monetary penalties, if any, would be determined by the Board of Governors on the basis of the facts and circumstances surrounding the alleged violations and might or might not have a material adverse effect upon the Company's financial condition or results of operations. In addition, under regulations promulgated by the Board of Governors, in the event it determines that an impermissible control relationship exists, it would have discretion to order either termination of the impermissible control relationship, or the filing of an application seeking the approval of such control relationship, or to pursue other remedial actions. However, the Company cannot now predict the results or the final outcome of the investigation. The Company intends to continue to cooperate with the Board of Governors in this investigation.

    WILKINS V. UNION NATIONAL BANK Case No. 90 CH 9203, in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. In September of 1990, plaintiffs Herbert L. Wilkins and Mary Wilkins sued Union National Bank ("Union") in a purported class action complaint which sought remedies against both Union and WNBA as successor of Union, including: (1) a declaration that Union's method of calculating escrow deposit requirements was unlawful, (2) refunds of excess escrow balances existing in mortgage escrow accounts (through application of such balances as prepayments of mortgage principal or through direct refunds), (3) payment of interest on excess escrow balances carried in such escrow accounts, (4) punitive damages in an unspecified amount, (5) an injunction prohibiting defendant from imposing excessive escrow requirements in the future, and (6) attorney's fees.

    Union and WNBA have denied all material allegations of the complaint. Management of WNBA believes that WNBA has valid and meritorious defenses to the allegations set forth in the complaint and intends to defend this matter vigorously unless a settlement satisfactory to WNBA can be reached. WNBA has reached a settlement agreement on a basis favorable to WNBA with counsel for plaintiffs. The settlement is subject to court approval, which has not yet been obtained.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No vote of holders of securities issued by WBC was taken on any matter during the fourth quarter of 1993.

                                  PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.

    The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Earnings, Dividends and Price Range Per Share" on Page 21 of the Registrant's 1993 Annual Report to Stockholders. The last trade price for the Company's common stock on March 16, 1994 was $21.50.


ITEM 6.     SELECTED FINANCIAL DATA

    The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Selected Financial Data" on page 7 of the Registrant's 1993 Annual Report to Stockholders.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

    The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 22 of the Registrant's 1993 Annual Report to Stockholders.


ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required in response to this Item, including the opinion of KPMG Peat Marwick, is incorporated by reference from the disclosures contained under the captions "Consolidated Financial Statements" and "Selected Quarterly Financial Data" on pages 23 through 45 and page 22, respectively, of the Registrant's 1993 Annual Report to Stockholders.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                            PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF ThE REGISTRANT.


    The information required in response to this Item is incorporated by reference from the Registrant's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1993 fiscal year covered by this Annual Report on Form 10-K

    See also the caption "Executive Officers of the Registrant" under Item 1 of this Annual Report on Form lo-K


ITEM 11.    EXECUTIVE COMPENSATION.

    The information required in response to this Item is incorporated by reference from the Registrant's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1993 fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.

    The information required in response to this Item is incorporated by reference from the Registrant's Definitive Proxy Statement which wall be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1993 fiscal year covered by this Annual Report on Form 10-K.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required in response to this Item is incorporated by reference from the Registrant's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1993 fiscal year covered by this Annual Report on Form 10-K.


                             PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K.

ITEM 14(a)(1) AND (2)

WORTHEN BANKING CORPORATION AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    The following consolidated financial statements and the report of independent auditors of Worthen Banking Corporation and subsidiaries for the year ended December 31, 1993 as required by Item 8, are:




                                                                                        Page(s) In 1993 Annual
                                                                                        Report to Stockholders
    Reports of Management and Independent
        Auditors.......................................................................        Page 23
    Consolidated Balance Sheets as of December 31, 1993, 1992, and 1991................        Page 24
    Consolidated Statements of Earnings
       for the three years ended December 31, 1993, 1992, and 1991.....................        Page 25
    Consolidated Statements of Stockholders' Equity for the three years ended
       December 31, 1993, 1992, and 1991...............................................        Page 26
    Consolidated Statements of Cash Flows for the three years ended December 31,
        1993, 1992, and 1991 ..........................................................        Pages 27-28
    Notes to Consolidated Financial Statements ........................................        Pages 29-45



    The report of independent auditors of The Union of Arkansas Corporation and subsidiaries for the years ended December 31, 1992 and 1991 is included as
Exhibit 99 of the Exhibits in Item 14(a)(3).

    The following consolidated financial statement schedule of Worthen Banking Corporation and subsidiaries, including the independent auditors' report thereon, is included in Item 14(d):

    Schedule II - Guarantees of Securities of Other Issuers at December 31,
1993.

    Schedules other than those listed above (or columns omitted from the Schedule filed herein) required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and, therefore, have been omitted.


ITEM 14(a)(3) - EXHIBITS

    The exhibits required by Item 601 of Regulation S-K which are required to be filed in response to this Item 14(a)(3) are submitted as a separate section of this Annual Report on Form 10-K under the caption "Exhibit Index."

ITEM 14(b) - REPORTS ON FORM 8-K

    No current reports on Form 8-K were filed by the Company during the three months ended December 31, 1993.

ITEM 14(c) - EXHIBITS

    The exhibits required by Item 601 of Regulation S-K which are required to be filed in response to this Item 14(c) are submitted as a separate section of this Annual Report on Form 10-K under the caption "Exhibit Index."

ITEM 14(d) - FINANCIAL STATEMENT SCHEDULES

    The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K immediately following the signature pages of this Annual Report on Form 10-K.

                               SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized, on the 30th day of March, 1993.

                                                WORTHEN BANKING CORPORATION


                                                By: \s\ Curtis F. Bradbury. Jr.
                                                    ---------------------------
                                                    Curtis F. Bradbury, Jr.
                                                    Chairman, President and
                                                    Chief Executive Officer


                              POWER OF ATTORNEY

            Each person whose signature appears below hereby authorizes Curtis
F. Bradbury, Jr., or Andrew T. Melton, to file one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes, additions, deletions or modifications to the Annual Report on Form 10-K as they deem appropriate, and each such person hereby appoints Curtis F. Bradbury, Jr. or Andrew T. Melton as his lawful attorney-in-fact to execute in the name and on behalf of each such person individually, and in each capacity stated below, any such amendments to the Annual Report on Form 10-K.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                            DATE

/s/ Curtis F. Bradbury, Jr.    Chief Executive Officer          March 30, 1994
- --------------------------     and Director
Curtis F. Bradbury, Jr.

/s/ Andrew T. Melton           Chief Financial Officer          March 30, 1994
- ---------------------------
Andrew T. Melton

/s/ Alan C. King               Controller and Chief             March 30, 1994
- ---------------------------    Accounting Officer
Alan C. King

/s/ James H. Atkins            Director                         March 30, 1994
- ---------------------------
James H. Atkins

/s/ Gus M. Blass, II           Director                         March 30, 1994
- ---------------------------
Gus M. Blass, II


/s/ Fred I. Brown, Jr.         Director                         March 30, 1994
- ---------------------------
Fred I. Brown, Jr.

/s/Alex Dillard                Director                         March 30, 1994
- ---------------------------
Alex Dillard

/s/ Michael T. Flynn           Director                         March 30, 1994
- ---------------------------
Michael T. Flynn

/s/ Kaneaster Hodges, Jr.      Director                         March 30, 1994
- ---------------------------
Kaneaster Hodges, Jr.

/s/T. Milton Honea             Director                         March 30, 1994
- ---------------------------
T.Milton Honea

/s/George C. Kell              Director                         March 30, 1994
- ---------------------------
George C. Kell

/s/Herbert H. McAdams. II      Director                         March 30, 1994
- ---------------------------
Herbert H. McAdams, II

/s/Raymond P. Miller, M.D.     Director                         March 30, 1994
- ---------------------------
Raymond P. Miller, M.D.

/s/A. Dan Phillips             Director                         March 30, 1994
- ---------------------------
A.Dan Phillips

/s/Winthrop Paul Rockefeller   Director                         March 30, 1994
- ---------------------------
Winthrop Paul Rockefeller

/s/David Solomon               Director                         March 30, 1994
- ---------------------------
David Solomon

/s/Leland E. Tollett           Director                         March 30, 1994
- ---------------------------
Leland E. Tollett

                 REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Worthen Banking Corporation

Under date of February 25, 1994, we reported on the consolidated balance sheet of Worthen Banking Corporation and Subsidiaries as of December 31, 1993 and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended as contained in the 1993 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audit of the aforementioned consolidated financial statements, we have audited the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                /s/ KPMG Peat Marwick
                                            -----------------------------
                                                   KPMG PEAT MARWICK

Little Rock, Arkansas
February 25, 1994

SCHEDULE II
GUARANTEES OF SECURITIES OF OTHER ISSUERS
WORTHEN BANKING CORPORATION
DECEMBER 31, 1993



 COLUMN A                     COLUMN B              COLUMN C          COLUMN D          COLUMN E      COLUMN F         COLUMN G
- --------------------    ----------------------    ------------    -----------------    -----------   -----------  ------------------
                                                                                                                  Nature of any De-
                                                                                                                  fault By Issuer of
                                                                                                                  Securities Guar-
                                                                                                                  anteed in
                                                                                       Amounts in                 Principal Interest
Name of Issuer of                                                  Amount Owned By     Treasury of                Sinking Fund or
Securities Guaranteed   Title of Issue of Each    Total Amount     Person or Persons   Issuer if                  Redemption Provi-
By Person for Which     Class of Securities       Guaranteed and   For Which State-    Securities   Nature of     sion or Payment
Statement is Filed      Guaranteed                Outstanding      ment is filed       Guaranteed   Guarantee*    of Dividends
- --------------------    -----------------------   --------------   -----------------   ----------   ------------  -----------------
Century Tube            City of Pine Bluff        $  324,725           $  -            $  -         Guarantee of
Corporation (1046)      AR Industrial                                                               Principal
                        Revenue Bonds                                                               and Interest
                        (Century Tube Project)
                        Series 1983



*Standby Letters of Credit


                          EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION                                              PAGE
- --------------    -----------                                             -----
     3(a)         Amended and Restated Articles of                         N/A
                  Incorporation of Registrant (filed
                  as Exhibit 3(a) to Registrant's Annual
                  Report on Form 10-K for the year ended
                  December 31, 1987 and incorporated by
                  reference herein).

     3(b)         Amended and Restated Bylaws of Registrant                N/A
                  (filed as Exhibit 3 to Registrant's
                  Quarterly Report on Form 10-Q for the
                  period ended June 30, 1988 and incorporated by reference herein).

     3(c)         Amended and Restated Articles of Incorporation           N/A
                  (filed as Exhibit 3(i) to Registrant's Quarterly
                  Report on Form 10-Q for the period ended
                  June 30, 1993) incorporated by reference herein.

     11           Statement of computation of per share                    N/A
                  earnings (see Consolidated Financial
                  Statements of the Registrant contained
                  in the Registrant's 1993 Annual Report)
                  which is included herein as Exhibit 13.

     13           Pages 7 - 45 of the Registrant's 1993 Annual Report.     ---

     21           Subsidiaries of the Registrant.                          ---

     23(a)        Consent of KPMG Peat Marwick.                            ---

     23(b)        Consent of Frost and Company.

     24           Power of Attorney (see Signature Page).                   17

     99           Report of independent auditors of The Union of           ---
                  Arkansas Corporation and subsidiaries for the years ended December 31, 1992 and 1991.