Form 10-Q
period 1994-03-31
WORTHEN BANKING CORP
filed 1994-05-13
CIK 350572

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended:  March 31, 1994

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ---------

Commission File No. 1-8525

                         WORTHEN BANKING CORPORATION
           (Exact name of registrant as specified in its charter)

               ARKANSAS                                   71-6066857
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

   Worthen National Bank Building,
        200 West Capitol,
      Little Rock, Arkansas                                 72201
 (Address of principal executive offices)                 (Zip Code)

                              (501) 378-1521
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                              YES     X      NO
                                   -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 1994, 17,011,562 shares of the registrant's common stock, $1.00 par value, were issued and outstanding (excluding 12,606 treasury shares).

                           QUARTERLY REPORT ON
                                FORM 10-Q
                       WORTHEN BANKING CORPORATION
                             MARCH 31, 1994

                                  INDEX


PART I.   FINANCIAL INFORMATION                                  PAGE NUMBER
                                                                 -----------

     ITEM 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets -                           3
               March 31, 1994 and 1993 and
               December 31, 1993

               Consolidated Statements of Earnings -                   4
               Three Months Ended March 31, 1994
               and 1993

               Consolidated Statements of Cash Flows -                 5
               Three Months Ended March 31, 1994 and 1993

               Notes to Consolidated Financial Statements -            7
               March 31, 1994

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations          10


PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                      19

     ITEM 4.   Submission of Matters to a Vote of
               Security Holders                                       19

     ITEM 6.   Exhibits and Reports on Form 8-K                       20

                                 PART I
                          FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                WORTHEN BANKING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share data)

                                               MARCH 31   DECEMBER 31  MARCH 31
                                                 1994        1993       1993
                                               --------------------------------

  Cash and due from banks . . . . . . . .    $  169,392  $  187,314 $  166,466
  Interest bearing deposits with other
    banks . . . . . . . . . . . . . . . .           637       1,232        245
  Federal funds sold and securities
    purchased under agreements to
    resell. . . . . . . . . . . . . . . .       129,313      82,063    158,527
  Trading account assets  . . . . . . . .        43,345      65,324     41,002
  Investment securities available for
    sale. . . . . . . . . . . . . . . . .       171,965          --         --
  Investment securities held to maturity
    (market value - $1,230,808, $1,459,764
    and $1,397,709, respectively) . . . .     1,228,881  1,446,259   1,375,427
  Loans, net of unearned interest of $805,
    $986 and $1,508, respectively . . . .     1,674,151  1,647,019   1,529,574
      Less:  Allowance for loan losses. .       (33,590)   (33,300)    (31,270)
                                             ---------- ----------  ----------
        Total Loans, Net. . . . . . . . .     1,640,561  1,613,719   1,498,304
                                             ---------- ----------  ----------
  Premises and equipment. . . . . . . . .       101,685    101,347      98,712
  Other assets. . . . . . . . . . . . . .        82,031     81,824      80,975
                                             ---------- ----------  ----------
        Total Assets. . . . . . . . . . .    $3,567,810 $3,579,082  $3,419,658
                                             ---------- ----------  ----------
                                             ---------- ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Non-interest bearing. . . . . . . . .    $  566,346 $  596,514  $  533,692
    Interest bearing. . . . . . . . . . .     2,467,902  2,446,105   2,450,590
                                             ---------- ----------  ----------
        Total Deposits. . . . . . . . . .     3,034,248  3,042,619   2,984,282
  Federal funds purchased and securities
    sold under agreement to repurchase. .       125,521    127,980      98,949
  Short-term borrowings . . . . . . . . .        50,044     57,838      16,886
  Other liabilities . . . . . . . . . . .        28,662     28,438      32,500
  Capital lease obligations . . . . . . .         1,902      1,951       2,100
  Long-term debt. . . . . . . . . . . . .        43,469     43,608      24,987
  Capital notes . . . . . . . . . . . . .            --         --       9,561
                                             ---------- ----------  ----------
        Total Liabilities . . . . . . . .     3,283,846  3,302,434   3,169,265
                                             ---------- ----------  ----------
  Commitments and contingencies
  Stockholders' Equity:
    Preferred stock, par value $25 per
      share - authorized 400,000 shares;
      none issued . . . . . . . . . . . .            --         --          --
    Common stock , par value $1 per
      share - authorized
    40,000,000 shares; issued 17,019,436,
      17,011,783 and 16,726,350,
      respectively. . . . . . . . . . . .        17,019     17,012      16,726
    Additional paid-in capital. . . . . .       164,509    164,438     158,106
    Retained earnings . . . . . . . . . .       103,037     95,426      75,626
    Less cost of 11,106, 8,106 and 2,267
      shares of common stock in treasury,
      respectively. . . . . . . . . . . .          (301)      (228)        (65)
    Unrealized valuation on available
      for sale securities                          (300)        --          --
                                             ---------- ----------  ----------
        Total Stockholders' Equity. . . .       283,964    276,648     250,393
                                             ---------- ----------  ----------
        Total Liabilities and
          Stockholders' Equity. . . . . .    $3,567,810 $3,579,082  $3,419,658
                                             ---------- ----------  ----------
                                             ---------- ----------  ----------

                  See notes to consolidated financial statements.

              WORTHEN BANKING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except share data)


                                                       (UNAUDITED)
                                               THREE MONTHS ENDED MARCH 31
                                                      1994      1993
                                               ---------------------------
Interest Income:
  Loans, including fees . . . . . . .              $34,209    $ 31,990
  Investment securities:
    Available for sale. . . . . . . .                1,636          --
    Taxable . . . . . . . . . . . . .               14,847      18,622
    Tax-exempt. . . . . . . . . . . .                  976         619
                                                   -------    --------
         Total  . . . . . . . . . . .               17,459      19,241
                                                   -------    --------
  Other interest income . . . . . . .                  853       1,255
                                                   -------    --------
        Total Interest Income . . . .               52,521      52,486
Interest Expense:
  Deposits  . . . . . . . . . . . . .               16,046      18,577
  Short-term borrowings . . . . . . .                  918         774
  Long-term borrowings  . . . . . . .                  950         813
                                                   -------    --------
        Total Interest Expense  . . .               17,914      20,164
                                                   -------    --------
Net Interest Income . . . . . . . . .               34,607      32,322
Provision for Loan Losses . . . . . .                  385         773
                                                   -------    --------
Net Interest Income after Provision
  for Loan Losses                                   34,222      31,549
                                                   -------    --------
Other Income:
  Service charges on deposit
    accounts  . . . . . . . . . . . .                5,598       5,514
  Trust fees  . . . . . . . . . . . .                2,507       2,841
  Full service and discount brokerage
    commissions . . . . . . . . . . .                1,379       1,605
  Investment security gains . . . . .                   --           9
  Repurchase agreement recovery, net                    --         190
  Other . . . . . . . . . . . . . . .                5,237       5,525
                                                   -------    --------
        Total Other Income. . . . . .               14,721      15,684
                                                   -------    --------
Other Expense:
  Salaries and employee benefits. . .               15,455      16,949
  Net occupancy expense . . . . . . .                3,075       3,456
  Other . . . . . . . . . . . . . . .               14,548      14,473
                                                   -------    --------
        Total Other Expense . . . . .               33,078      34,878
                                                   -------    --------
Net income before taxes and
  cumulative effect of a change in
  accounting principle. . . . . . . .               15,865      12,355
Income taxes  . . . . . . . . . . . .                5,704       3,300
                                                   -------    --------
Income before cumulative effect of a
  change in accounting principle. . .               10,161       9,055
Cumulative effect of a change in
  accounting principle. . . . . . . .                   --         868
                                                   -------    --------
Net Income  . . . . . . . . . . . . .              $10,161     $ 9,923
                                                   -------    --------
                                                   -------    --------
Income per share:
Income before cumulative effect of a
  change in accounting principle. . .              $  0.60     $  0.54
Net Income  . . . . . . . . . . . . .                 0.60        0.59

Weighted average number of shares
  outstanding . . . . . . . . . . . .           17,008,130  16,709,704

              See notes to consolidated financial statements.

              WORTHEN BANKING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)

                                                     (UNAUDITED)
                                             THREE MONTHS ENDED MARCH 31
                                                   1994        1993
                                             ---------------------------
Operating Activities:
  Net Income                                     $ 10,161   $  9,923
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization                 6,603      5,635
      Provision for loan losses                       385        773
      Writedowns on properties acquired
        in settlement of loans                         10         55
      Loans for resale (trading assets) funded    (88,195)   (58,069)
      Loans for resale (trading assets) sold      110,174     54,529
      Loss (gain) on sale of investment
        securities                                     --         (4)
      Decrease (increase) in other assets          (1,661)   (13,964)
      Increase in other liabilities                   224      1,122
                                                 --------   --------

        Net Cash Provided (Used) by Operating
          Activities                               37,701         --
                                                 --------   --------
Investing Activities:
      Maturities of held to maturity ("HTM")
        securities                                168,421    160,862
      Proceeds from sale of HTM securities             --      4,995
      Purchase of HTM securities                 (163,460)  (198,821)
      Maturities of available for sale
        ("AFS") securities                         38,839         --
      Proceeds from sale of AFS securities              9         --
      Purchase of AFS securities                   (2,166)        --
      Net (increase) decrease in short-term
        investments                               (46,655)    33,429
      Net (increase) decrease in loans            (27,227)    31,913
      Purchases of premises and equipment          (2,354)    (2,242)
      Proceeds from sale of properties
        acquired in settlement of loans               332      2,585
                                                 --------   --------
          Net Cash Provided (Used) by
            Investing Activities                  (34,261)    32,721
                                                 --------   --------
Financing Activities:
      Net increase  (decrease) in
        non-interest bearing deposits             (30,168)  (12,970)
      Net increase (decrease) in interest
        bearing deposits                           21,797   (41,134)
      Principal payments on long-term
        borrowings                                   (144)     (687)
      Principal payments on capital leases            (49)      (46)
      Dividends paid                               (2,550)     (608)
      Acquisition of treasury shares                  (73)       --
      Proceeds from issuance of common stock           78       227
      Net decrease in short-term borrowings        (7,794)   (3,681)
      Net decrease in federal funds purchased      (2,459)   (2,175)
                                                 --------   --------
          Net Cash Provided (Used) by Financing
            Activities                            (21,362)  (61,074)
                                                 --------   --------
Increase (Decrease) in Cash and Cash Equivalents  (17,922)   (28,353)

Cash and Cash Equivalents at beginning of period  187,314    194,819
                                                 --------   --------
      Cash and Cash Equivalents at end of period $169,392   $166,466
                                                 --------   --------
                                                 --------   --------

                                   5

              WORTHEN BANKING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                         (Dollars in thousands)

                                                     (UNAUDITED)
                                              THREE MONTHS ENDED MARCH 31
                                                   1994         1993
                                              ---------------------------
Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest                                    $17,290      $20,198
      Income taxes                                    700        2,125

             See notes to consolidated financial statements.

              WORTHEN BANKING CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 1994

NOTE 1 - FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of Worthen Banking Corporation and subsidiaries ("WBC", the "Company" or "Worthen") have been prepared in accordance with generally accepted accounting principles and with the instructions to the Quarterly Report of Form 10-Q and Rules 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the Consolidated
Financial Statements and notes thereto included as part of Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-8525 ("1993 Form 10-K"). The Company's March 31, 1993 financial statements have been restated to reflect the 1993 acquisition of The Union of Arkansas Corporation using the pooling-of-interests method of accounting.

NOTE 2 - LOAN PORTFOLIO BY TYPE

A summary of loan portfolio by type is as follows:
(Dollars in thousands)

                                             MARCH 31  DECEMBER 31  MARCH 31
                                               1994        1993       1993
                                             --------  -----------  --------
Commercial, financial and agricultural      $  435,198  $  437,072  $  400,414
Bankers' acceptances and commercial
  paper . . . . . . . . . . . . . . .               --          --      47,722
Real estate mortgage. . . . . . . . .          716,276     710,955     635,951
Real estate construction. . . . . . .           84,231      73,241      60,921
Installment and other . . . . . . . .          437,923     425,304     384,240
Direct lease financing. . . . . . . .            1,257       1,383       1,734
Foreign . . . . . . . . . . . . . . .               71          50          50
Unearned interest . . . . . . . . . .             (805)       (986)     (1,508)
                                            ----------  ----------  ----------
     Total. . . . . . . . . . . . . .       $1,674,151  $1,647,019  $1,529,574
                                            ----------  ----------  ----------
                                            ----------  ----------  ----------

NOTE 3 - OTHER EXPENSE

In addition to Salaries and Employee Benefits and Net Occupancy Expense, other expense includes the following components, with no item except as specified exceeding one percent (1%) of total income:




(Dollars in thousands)
                                                THREE MONTHS ENDED
                                                      MARCH 31
                                                   1994     1993
                                                 -------  -------
Equipment expense . . . . . . . . . .            $ 1,662  $ 1,697
Professional fees . . . . . . . . . .              1,446    1,716
Data processing fees. . . . . . . . .              1,957    1,571
Amortization. . . . . . . . . . . . .              1,112      916
Advertising . . . . . . . . . . . . .                710      638
Business development. . . . . . . . .                588      872
Office expense. . . . . . . . . . . .              2,526    2,508
FDIC insurance. . . . . . . . . . . .              1,750    1,851
Other . . . . . . . . . . . . . . . .              2,797    2,704
                                                 -------  -------
     Total. . . . . . . . . . . . . .            $14,548  $14,473
                                                 -------  -------
                                                 -------  -------

                                  7

NOTE 4 - REPURCHASE AGREEMENT LOSS/RECOVERY

In accordance with the bankruptcy plan of distribution of Bevill, Bresler and Schulman, Inc. and Bevill, Bresler and Schulman Asset Management Corporation, Worthen National Bank of Arkansas received gross distributions of approximately $482,000 during the first quarter of 1993. Payments of approximately $292,000 were made to insurance carriers in accordance with various agreements, resulting in net recoveries of $190,000 as shown in the accompanying consolidated financial statements. The final distribution in connection with the BBS bankruptcy was received by the Company in the third quarter of 1993.


NOTE 5 - ACQUISITIONS

On May 7, 1993, the Company issued 4,550,000 shares of its common stock to acquire all the outstanding common stock of The Union of Arkansas Corporation ("Union"), an Arkansas bank-holding company. The business combination has been accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements presented in this report have been restated to include the accounts and results of operations of Union as if the companies had always been combined. On December 31, 1992, Union reported total assets of $713,474,000.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                           (UNAUDITED)
                                       THREE MONTHS ENDED
                                          MARCH 31, 1993
                                       ------------------
               Interest Income:
                      WBC                    $42,835
                     Union                     9,651
                                             -------
                                             $52,486
                                             -------
                                             -------
               Interest Expense:
                      WBC                    $16,913
                     Union                     3,251
                                             -------
                                             $20,164
                                             -------
                                             -------
                  Net Income:
                      WBC                    $ 8,958
                     Union                       965
                                             -------
                                             $ 9,923
                                             -------
                                             -------

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

NOTE 6 - CHANGE IN ACCOUNTING PRINCIPLE - INCOME TAXES

During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates which apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rate is recognized as income or expense in the period that includes the enactment date. The Company previously used the asset and liability method prescribed by Statement of Financial Accounting Standards No. 96. In adopting Statement 109 the Company recorded income and a deferred tax asset equal to the cumulative effect of a change in accounting principle of $868,000.


NOTE 7  - CHANGE IN ACCOUNTING PRINCIPLE - INVESTMENT SECURITIES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Statement 115 prescribes classifying investments into three categories: held to maturity securities, trading securities, and available for sale securities. Held to maturity securities are debt securities that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Trading securities are debt and equity securities that are bought and held for the purpose of selling in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Available for sale securities are those securities neither classified as held to maturity or trading and are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity (net of tax effects).

Adoption of Statement 115 resulted in an increase of $544,000 to the Company's stockholders' equity as of January 1, 1994, representing the unrealized appreciation, net of taxes, for those securities having a fair value of approximately $197,000,000 classified by the Company as available for sale, previously carried at amortized cost. The unrealized valuation on these available for sale securities decreased during the first quarter of 1994 to a net unrealized loss of $300,000 as of March 31, 1994. The Company has no securities deemed to be trading securities.


NOTE 8 - TRADING ACCOUNT ASSETS

Trading account assets consist solely of real estate loans held for resale by the Company's mortgage banking subsidiary. Trading account assets are valued at the lower of cost or market on an aggregate basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


HIGHLIGHTS

The Company's net income for the first quarter of 1994 of $10.2 million was 12.2% higher than the $9.1 of income before a change in accounting principle recorded in the same quarter of last year and 9.2% higher than in 1993's fourth quarter. The improvement in 1994's first quarter as compared to the first quarter of 1993 was primarily the result of a higher net interest margin and lower noninterest expenses resulting from savings realized in the Union merger. The net interest margin increase was the result of an increase in net earning assets, growth of higher yielding loans and close monitoring of rates paid on deposits. Net earning assets increased as a result of the retention of earnings, the acquisition of FirstBank, lower levels of nonperforming assets and higher levels of demand deposits. Despite additional operating expenses incurred as a result of the acquisition of FirstBank in September 1993, expense levels declined by $1.8 million from the first quarter of 1993. Approximately $1.5 million of these savings were from salaries and benefits resulting from staffing efficiencies of the Union merger.

Income taxes increased from $3.3 million or an effective tax rate of 26.7% in the first quarter of 1993 to $5.7 million or an effective tax rate of 36.0% in the first quarter of 1994. Pretax income before this change in accounting principle increased from $12.4 million to $15.9 million, an increase of $3.5 million or approximately 28%.

OPERATIONS SUMMARY
(Dollars in thousands)

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                      1994       1993
                                                    --------   --------
Net interest income . . . . . . . . . . . .         $ 34,607    $32,322
Provision for loan losses . . . . . . . . .              385        773
                                                     -------    -------
Net interest income after provision for
  loan losses . . . . . . . . . . . . . . .           34,222     31,549
Other income. . . . . . . . . . . . . . . .           14,721     15,684
Other expense . . . . . . . . . . . . . . .           33,078     34,878
                                                     -------    -------
Income before taxes and cumulative effect
  of a change in accounting principle . . .           15,865     12,355
Income taxes. . . . . . . . . . . . . . . .            5,704      3,300
                                                     -------    -------
Income before cumulative effect of a change
  in accounting principle . . . . . . . . .           10,161      9,055
Cumulative effect of a change in accounting
  principle . . . . . . . . . . . . . . . .               --        868
                                                     -------    -------
Net income. . . . . . . . . . . . . . . . .          $10,161    $ 9,923
                                                     -------    -------
                                                     -------    -------

PERFORMANCE RATIOS

Net income to:
    Average assets. . . . . . . . . . . . .             1.17%      1.17%
    Average stockholders' equity. . . . . .            14.63      16.42
Net overhead to average assets. . . . . . .             2.11       2.27

CONTRIBUTIONS TO EARNINGS PER SHARE

                                                                   EPS INCREASE
                                                                     (DECREASE)
                                         THREE MONTHS ENDED MARCH 31   1993 TO
                                               1994        1993         1994
                                              ------      ------       ------
Net interest income . . . . . . . .           $ 2.03      $ 1.93        $0.10
Provision for loan losses . . . . . .          (0.02)      (0.05)        0.03
Service charges on deposit accounts .           0.33        0.33          --
Trust fees. . . . . . . . . . . . . .           0.15        0.17       (0.02)
Full service and discount brokerage
  commissions                                   0.08        0.10       (0.02)
Investment security gains . . . . . .             --          --          --
Repurchase agreement recoveries, net.             --        0.01       (0.01)
Other income. . . . . . . . . . . . .           0.31        0.33       (0.02)
Salaries and employee benefits. . . .          (0.91)      (1.01)       0.10
Net occupancy expense . . . . . . . .          (0.18)      (0.21)       0.03
Other expense . . . . . . . . . . . .          (0.85)      (0.86)       0.01
Applicable income tax . . . . . . . .          (0.34)      (0.20)      (0.14)
Cumulative effect of a change in
  accounting principle. . . . . . . .             --        0.05       (0.05)
                                              ------      ------       -----
     Net income . . . . . . . . . . .         $ 0.60      $ 0.59       $0.01
                                              ------      ------       -----
                                              ------      ------       -----
Change in net income calculated using
  previous year's average shares
  outstanding . . . . . . . . . . . .                                  $0.01
Change in average shares outstanding.                                     --
Change in net income. . . . . . . . .                                  $0.01
                                                                       -----
                                                                       -----

LOAN PORTFOLIO BY TYPE

The composition of the Company's loan portfolio is presented in the following table:
(Dollars in thousands)

                                            MARCH 31   DECEMBER 31  MARCH 31
                                              1994        1993        1993
                                            --------   -----------  --------
Commercial, financial and
  agricultural. . . . . . . . . . . .     $  435,198  $  437,072  $  400,414
Bankers' acceptances and commercial
  paper . . . . . . . . . . . . . . .             --          --      47,722
Real estate mortgage. . . . . . . . .        716,276     710,955     635,951
Real estate construction. . . . . . .         84,231      73,241      60,921
Installment and other . . . . . . . .        437,923     425,304     384,240
Direct lease financing. . . . . . . .          1,257       1,383       1,734
Foreign . . . . . . . . . . . . . . .             71          50          50
Unearned interest . . . . . . . . . .           (805)       (986)     (1,508)
                                          ----------  ----------  ----------
     Total. . . . . . . . . . . . . .     $1,674,151  $1,647,019  $1,529,574
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------

During the first quarter of 1994, the loan portfolio increased by approximately $27 million, representing controlled annualized growth of 6.68%. The bulk of the growth occurred in the real estate and consumer loan portfolios, while commercial loans were relatively unchanged during the period. The increase in real estate lending reflects the economic activity that the Company's Central and Northwest Arkansas markets, in particular, are experiencing. The consumer loan portfolio growth is in response to a concerted marketing effort in the retail sector, with emphasis on the establishment of indirect lending relationships with dealers and the utilization of the Company's extensive branch network around the state.

The Company monitors concentrations in the portfolio constantly and is cognizant of such concentrations in the evaluation of the adequacy of the allowance for loan losses. The real estate mortgage and construction portfolios totalled approximately $800.5 million at March 31, 1994, representing 47.8% of the loan portfolio. While this is a significant concentration, the real estate portfolio contains $250 million of loans secured by first mortgage single-family dwellings that management considers to contain little risk. Additionally, internal lending policies discourage lending to speculative properties and other types of high-risk loan types such as hotels and restaurants. As a result, management considers the real estate loan portfolio to be well-diversified with a manageable risk profile.

The consumer loan portfolio grew to $438 million at March 31, 1994, an increase of $12.6 million during the first quarter. Within the portfolio, approximately $255 million of loans are secured by new and used automobiles.
A significant portion of this business is generated through a large dealer network, an area that several of the Company's subsidiary banks have developed considerable expertise in over many years. The past due and net charge-off performance of the consumer loan portfolio has been excellent and the Company considers the retail segment critical from marketing and competitive standpoints.


ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

The following table presents total nonperforming assets at March 31, 1994 and 1993, and December 31, 1993:

NONPERFORMING ASSETS
(Dollars in thousands)

                                           MARCH 31  DECEMBER 31  MARCH 31
                                             1994       1993        1993
                                           --------  -----------  --------
Nonaccrual loans. . . . . . . . . . .      $16,528     $16,668     $17,086
Loans 90+ days past due (less
  nonaccruals). . . . . . . . . . . .        1,207       1,363       1,905
Renegotiated loans. . . . . . . . . .           --          --          --
Other real estate owned and other
  nonperforming assets. . . . . . . .        4,928       5,127       6,736
                                           -------     -------     -------
     Total. . . . . . . . . . . . . .      $22,663     $23,158     $25,727
                                           -------     -------     -------
                                           -------     -------     -------

% of total loans plus other
    nonperforming assets. . . . . . .         1.35%       1.40%       1.67%
Nonperforming as a % of equity. . . .         7.98        8.37       10.27

Nonperforming assets declined slightly in the first quarter of 1994 to $22.7 million, representing 1.35% of total loans plus other nonperforming assets. More significant improvement was prevented due to placing a $1.4 million loan on nonaccrual during the quarter. Management anticipates that nonperforming assets will improve further in the second quarter of 1994, based on offers that have been accepted to sell certain foreclosed properties. The Company's largest nonperforming asset, with a book value of $2.4 million, is scheduled to sell during the second quarter, along with other smaller properties. The known sales will reduce nonperforming assets by more than 10%, which is considered very positive for the asset quality indicators of the Company. The improved local economic conditions in Arkansas and the Southwest region have assisted in the disposition of foreclosed properties and/or the improvement in financial condition of credit relationships that are on nonaccrual status.

Presented in the table on the following page is the summary of activity in the allowance for loan losses for the three months ended March 31, 1994 and 1993, as well as the year ended December 31, 1993:

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)

                                               THREE
                                            MONTHS ENDED    YEAR ENDED
                                              MARCH 31      DECEMBER 31
                                            1994    1993       1993
                                            ----    ----       ----
Beginning allowance for loan losses .     $33,300  $30,145   $30,145
Allowance of purchased banks. . . . .          --       --       892
Provision for loan losses . . . . . .         385      773     4,628
Net recoveries (charge-offs):
     Charge-offs. . . . . . . . . . .      (1,503)    (943)   (6,004)
     Recoveries . . . . . . . . . . .       1,408    1,295     3,639
                                          -------  -------   -------
       Net recoveries (charge-offs) .         (95)     352    (2,365)
                                          -------  -------   -------
Ending allowance for loan losses. . .     $33,590  $31,270   $33,300
                                          -------  -------   -------
                                          -------  -------   -------
Allowance as of % of:
     Gross loans. . . . . . . . . . .       2.01%     2.04%     2.02%
     Gross loans (less bankers'
       acceptances and commercial
       paper) . . . . . . . . . . . .       2.01      2.11      2.02
     Nonperforming assets . . . . . .     148.22    121.55    143.79
     Nonperforming loans. . . . . . .     189.40    164.66    184.68

Concurrent with the continued improvement in asset quality of the Company, loan loss provisions have been reduced accordingly. In addition to the improvements in asset quality, loan loss recoveries continue to keep pace with the levels of loan charge-offs which have further negated the need for current period loan loss provisions. During the first quarter of 1994, loan loss provisions of $385,000 were made which, when reduced by the nominal $95,000 of net loan losses, caused the allowance for loan losses to increase by $290,000 to $33.6 million as of March 31, 1994. The reduction in nonperforming assets referred to previously elevated the ratio of the allowance to nonperforming assets to 148% at March 31, and the ratio of the allowance to nonperforming loans to 189% at quarter-end. Management desires to maintain at least 100% coverage of the Company's nonperforming loans at all times, and maintains the overall allowance for loan losses at levels sufficient to absorb temporary fluctuations in asset quality and/or loan growth without requiring periodic extraordinary loan loss provisions. The internal methodologies utilized to assess the adequacy of the allowance have determined that the allowance is adequate to absorb the loss potential in the loan portfolio as of March 31, 1994.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company's negative gap increased by $60 million compared to year end 1993. Most of the change took place in rate sensitive assets, which declined by $84 million. All of that decline ($135 million total) occurred in loans. During the same period, rate sensitive liabilities declined by $24 million.

The Federal Reserve Bank began to raise the interest rates on short term money market instruments, particularly federal funds, early in 1994. There have been two reactions to this movement. One has been taken by Company management through the increase in balances of federal funds sold ($47 million since year end 1993). This will permit interest earnings to increase along with rates. The second change has been a stronger preference by loan customers to lock in longer term rates and move away from floating rate and short term credits. This phenomenon accounts for the decrease in loans repriceable in under one year. As rates increase, management expects the pattern of lengthening loan maturities to continue.

Management believes that certain types of deposit accounts have a high degree of stability and less than complete sensitivity to rate changes. This determination is based on a review of historical activity in these accounts over a broad range of interest rate cycles. This assessment has been supported through the most recent increases in short term rates. The rates on transaction accounts have remained stable without a decline in the balances in the accounts. Therefore, a large part of the rate sensitivity risk implied by the negative gap at the thirty day interval is mitigated because it is a result of stable transaction accounts.

The Company's liquidity position is closely monitored and considered to be adequate. The aggregate of federal funds sold and securities purchased under agreement to resell, and securities with maturities of three months or less represent 8.2% of total liabilities.

INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in thousands)

                                                           DECEMBER 31, 1993
                           MARCH 31, 1994                TOTAL IN     TOTAL IN
                     0-30 DAYS 31-90 DAYS 91-365 DAYS    ONE YEAR     ONE YEAR
                     --------- ---------- -----------    --------     --------
Securities. . . . . $   140,019  $ 66,926   $ 188,163 $   395,108  $   391,508
Total loans . . . .     458,131   121,669     257,166     836,966      972,066
Fed funds and
 repos . . . . . .      129,313        --          --     129,313       82,063
                    -----------  --------   --------  -----------  -----------
   Total assets .       727,463   188,595     445,329   1,361,387    1,445,637
                    -----------  --------   --------  -----------  -----------
Transaction
 accounts . . . . .   1,308,955        --          --   1,308,955    1,294,579
Time accounts . . .     260,482   213,236     467,827     941,545      969,337
Short-term
 borrowing . . . .      175,565        --         --      175,565      185,818
Long-term debt. . .           4       136        339          479          991
                    -----------  --------   --------  -----------  -----------
   Total
     rate-sensitive
     liabilities. .   1,745,006   213,372    468,166    2,426,544    2,450,725
                    -----------  --------   --------  -----------  -----------
GAP . . . . . . . . $(1,017,543) $(24,777)  $(22,837) $(1,065,157) $(1,005,088)
                    -----------  --------   --------  -----------  -----------
                    -----------  --------   --------  -----------  -----------


CAPITAL RESOURCES

As shown in the following table, the capital ratios of the Company continued to improve during the first quarter of 1994 compared to December 31, 1993 and March 31, 1993. All of the Company's subsidiary banks maintain leverage and risk-based capital ratios that exceed regulatory minimums. Worthen announced in January 1994 that the Board of Directors increased the regular quarterly dividend to $0.15 per share from $0.05 per share. The dividend increase reflects the improved capital position of the Company's largest bank resulting from the merger with Union and management's confidence in the Company's current operations. The dividend payout ratio reflecting the increased dividend rate for the first quarter of 1994 is approximately 25.1% compared to a ratio of 9.7% for the year ended 1993.


RISK-BASED CAPITAL
(Dollars in thousands)

                                         MARCH 31  DECEMBER 31  MARCH 31
                                           1994        1993       1993
                                           ----        ----       ----
Stockholders' equity. . . . . . . . .   $ 283,964  $  276,648  $  250,393
Unrealized valuation on available for
  sale securities                             300          --          --

Goodwill. . . . . . . . . . . . . . .     (22,634)    (23,080)    (15,191)
                                       ----------  ----------  ----------
     Total Tier I capital . . . . . .     261,630     253,568     235,202
                                       ----------  ----------  ----------
Allowance for loan losses*. . . . . .      24,670      24,644      23,379
Capital notes . . . . . . . . . . . .          --          --       9,561
                                       ----------  ----------  ----------
     Total Tier II capital. . . . . .      24,670      24,644      32,940
                                       ----------  ----------  ----------
          Total qualifying capital. .  $  286,300  $  278,212  $  268,142
                                       ----------  ----------  ----------
                                       ----------  ----------  ----------

Risk adjusted assets (including
  off-balance sheet exposure) . . . .  $1,973,619  $1,971,522  $1,870,352
                                       ----------  ----------  ----------
                                       ----------  ----------  ----------
Ratios:
Equity to assets. . . . . . . . . . .        7.96%     7.73%     7.32%
Leverage. . . . . . . . . . . . . . .        7.37      7.13      6.91
Total capital to adjusted assets. . .        8.24      7.99      7.76
Tier I RBC ratio. . . . . . . . . . .       13.26     12.86     12.58
Total RBC ratio (8.00% required). . .       14.51     14.11     14.34

*  Limited to 1.25 percent of risk adjusted assets

CONSOLIDATED DAILY AVERAGE BALANCE, REVENUE AND EXPENSE, AVERAGE YIELDS
AND RATES
(Dollars in thousands, except share data)

For the quarter ended March 31
                                      1994                1993
                            TAX EQUIVALENT INTEREST  TAX EQUIVALENT INTEREST
                            AVERAGE    REVENUE/ YIELD/ AVERAGE  REVENUE/ YIELD/
                            BALANCE    EXPENSE   RATE  BALANCE  EXPENSE   RATE
                            -------    -------  -----  -------  -------  -----
ASSETS
  Interest-earning assets:
    Loans (including
     nonaccrual loans)      $1,645,585  $33,481 8.25% $1,543,357 $31,493 8.28%
    Trading assets. . . .       51,418      870 6.86      42,727     772 7.33
     Investment securities:
       Available for sale .    130,619    1,636 5.08          --      --   --
       Taxable. . . . . . .  1,189,409   14,847 5.06   1,315,571  18,743  5.78
       Tax-exempt . . . . .     80,403    1,446 7.29      46,655     707  6.15
    Federal funds sold. . .     90,873      848 3.78     164,695   1,253  3.09
    Interest-bearing
     deposits with other
     banks. . . . . . . . .        600        5 3.38         198       2  4.10
                            ----------  ------- ----  ---------- -------  ----
      Total interest-
       earning assets . . . $3,188,907  $53,133 6.76% $3,113,203 $52,970  6.90%
  Non-interest-earning
   assets:
    Cash and due from
     banks. . . . . . . . .    181,406                   177,085
    Premises and equipment,
     net                       101,918                    98,804
    Other assets. . . . . .     92,992                    71,154
    Less allowance for
     loan losses. . . . . .    (33,601)                  (31,216)
                            ----------                ----------
      Total assets. . . . . $3,531,622                $3,429,030
                            ----------                ----------
                            ----------                ----------
LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Interest-bearing
   liabilities:
    Transaction deposits. . $1,047,858  $ 4,860 1.88% $  980,569 $ 5,745  2.38%
    Savings deposits. . . .    257,911    1,225 1.93     233,765   1,405  2.44
    Time deposits . . . . .  1,141,980    9,961 3.54   1,250,055  11,427  3.71
    Federal funds purchased    109,994      614 2.26     103,400     598  2.35
    Short-term borrowings .     37,939      304 3.25      18,817     176  3.79
    Long-term borrowings. .     45,538      950 8.46      36,889     813  8.94
                            ----------  ------- ----  ---------- -------  ----
      Total interest-
       bearing liabilities. $2,641,220  $17,914 2.75% $2,623,495 $20,164  3.12%

  Non-interest bearing
   liabilities:
    Demand deposits . . . .    580,121                   519,704
    Other . . . . . . . . .     28,580                    40,678
  Stockholders' equity: . .    281,701                   245,153
                            ----------                ----------
      Total non-interest-
       bearing liabilities.    890,402                   805,535
                            ----------                ----------
      Total liabilities
       and stockholders'
       equity . . . . . . . $3,531,622                $3,429,030
                            ----------                ----------
                            ----------                ----------

Net interest income and
 interest rate spread . . .             $35,219 4.01%            $32,806  3.78%
                                        -------                  -------
                                        -------                  -------
Net yield on interest-earning
 assets                                         4.48%                     4.27%

Note: Interest income on tax-exempt securities, loans and leases is calculated on a tax-equivalent basis, using a federal marginal income tax rate of 35% and is reduced for non-deductible carrying interest.

NET INTEREST INCOME

Net interest income in the first quarter of 1994 was $2.4 million higher than the same period in 1993 for a number of reasons. A higher volume of earning assets had the largest effect. This was evident mainly in loans, which increased by $102 million over the period. Since this category of assets had the highest yield, this contributed positively to earnings. This shift of assets over the past four quarters was funded, in part, by a decline in federal funds sold, which declined by $74 million. Interest-bearing liabilities increased over the period, but by only $18 million. Non-interest-bearing liabilities also grew by $85 million, which more than offset a $27 million increase in non-interest-earning assets. The difference in this growth supported the increase in earning assets, with no associated interest expense. The combination of these factors helped to create a favorable effect to earnings due to volume changes.

There were also favorable effects to earnings due to changes in balance sheet mix. Loans increased as a percentage of earning assets, from 49.6% in 1993 to 51.6% in 1994. On the liability side of the balance sheet, time accounts declined as a percentage of interest-bearing liabilities from 47.6% to 43.2%. There were corresponding increases in other deposit accounts with lower interest rates, particularly transaction and savings accounts.

The Company has been able to deal effectively with the decline of interest rates that occurred between the first quarter of 1993 and 1994. While asset yields fell from 6.90% to 6.76%, the cost of interest-bearing liabilities declined more rapidly from 3.12% to 2.75%. The most significant adjustments were realized in transaction and savings accounts, where the average cost declined by half of one percent in the period.


ANALYSIS OF NET INTEREST INCOME
(FTE = Fully Taxable Equivalent)

(Dollars in thousands)

                                FOR THE THREE MONTHS ENDED   THREE MONTHS ENDED
                                          MARCH 31               DECEMBER 31
                                      1994       1993               1993
                                    -------     -------           -------
Interest income . . . . . . . . .   $52,521     $52,486           $53,790
Fully taxable equivalent
  adjustment. . . . . . . . . . .       612         484               543
                                    -------     -------           -------
Interest income - FTE . . . . . .    53,133      52,970            54,333
Interest expense. . . . . . . . .    17,914      20,164            19,208
                                    -------     -------           -------
     Net interest income - FTE. .   $35,219     $32,806           $35,125
                                    -------     -------           -------
                                    -------     -------           -------
Yield on earning assets - FTE . .      6.76%       6.90%             6.63%
Cost of interest bearing
 liabilities. . . . . . . . . . .      2.75        3.12              2.83
Net interest spread - FTE . . . .      4.01        3.78              3.80
Net interest margin - FTE . . . .      4.48        4.27              4.28

CHANGES IN FULLY TAXABLE EQUIVALENT NET INTEREST INCOME
(Dollars in thousands)

                                                       $ CHANGE 1994/1993
                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                       ------------------
Increase due to increase in earning assets. . . .          $ 1,261
Decrease due to lower earning asset yield . . . .           (1,098)
Increase due to lower interest rates paid on
 interest-bearing liabilities . . . . . . . . . .            2,386
Decrease due to increase in interest-bearing
 liabilities. . . . . . . . . . . . . . . . . . .             (136)
                                                           -------
    Increase in net interest income - FTE . . . .          $ 2,413
                                                           -------
                                                           -------

OTHER INCOME

The Company continues to emphasize the importance of growth in noninterest related sources of income. Other income includes fees for deposit services, trust services provided by Worthen Trust Company, full service and discount brokerage commissions provided by Worthen Investments, Inc. ("WII"), mortgage loan servicing fees and many other corporate and retail products.

During the first quarter of 1994, other income was $14.7 million or approximately $1.0 million below the $15.7 million recorded in the first quarter of 1993. Trust fees were down by approximately $.3 million primarily as a result of adjusting from the cash to accrual basis of recording income at one of the Company's affiliate trust locations in January 1993. Brokerage commissions were down by approximately $.2 million. The overall decline in stock market activity in the first quarter of 1994 as compared to the first quarter of 1993 resulted in lower commission sales. The Company continues to emphasize this business and believes that the results of WII will follow the stock market activity. Additionally, first quarter 1993 results included
$.2 million of nonrecurring income related to net repurchase agreement recoveries.

A summary of other income is as follows:
(Dollars in thousands)

                                                            THREE
                                                         MONTHS ENDED
                                                           MARCH 31
                                                         1994     1993
                                                       -------  -------
Service charges on deposit accounts . . . . . . . . .  $ 5,598  $ 5,514
Trust fees and commissions. . . . . . . . . . . . . .    2,507    2,841
Full service and discount brokerage commissions . . .    1,379    1,605
Investment security gains . . . . . . . . . . . . . .       --        9
Repurchase agreement recoveries, net. . . . . . . . .       --      190
Other . . . . . . . . . . . . . . . . . . . . . . . .    5,237    5,525
                                                       -------  -------
     Total. . . . . . . . . . . . . . . . . . . . . .  $14,721  $15,684
                                                       -------  -------
                                                       -------  -------

OTHER EXPENSE

During the first quarter of 1994, other expense decreased 5.2% compared to the first quarter of 1993 and 6.7% from the fourth quarter of 1994. Reductions in salaries and employee benefits, net occupancy, professional fees and business development are direct results of savings realized in the Union merger. The 24.6% increase in data processing fees reflects the installation of an automated computer network at each branch location to increase employee efficiency and provide much better customer service. The company intends to continue focusing attention on the level of noninterest expenses in order to achieve better operating efficiencies.

A summary of other expense is as follows:
(Dollars in thousands)

                                            THREE MONTHS ENDED
                                                 MARCH 31           %
                                             1994     1993        CHANGE
                                            -------  -------      ------
Salaries and employee benefits. . . . . . . $15,455  $16,949      (8.8)%
Net occupancy expense . . . . . . . . . . .   3,075    3,456     (11.0)
Equipment expense . . . . . . . . . . . . .   1,662    1,697      (2.1)
Professional fees . . . . . . . . . . . . .   1,446    1,716     (15.7)
Data processing . . . . . . . . . . . . . .   1,957    1,571      24.6
Amortization. . . . . . . . . . . . . . . .   1,112      916      21.4
Advertising . . . . . . . . . . . . . . . .     710      638      11.3
Business development. . . . . . . . . . . .     588      872     (32.6)
Office expense. . . . . . . . . . . . . . .   2,526    2,508       0.7
FDIC insurance. . . . . . . . . . . . . . .   1,750    1,851      (5.5)
Other . . . . . . . . . . . . . . . . . . .   2,797    2,704       3.4
                                            -------  -------
     Total. . . . . . . . . . . . . . . . . $33,078  $34,878      (5.2)%
                                            -------  -------
                                            -------  -------


REGULATORY MATTERS

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


INCOME TAXES

The provision for income taxes was $5,704,000 for the first quarter of 1994 compared to $4,074,000 for the fourth quarter of 1993 and $3,300,000 for the first quarter of 1993. The effective tax rates for the respective quarters were 36.0%, 30.0% and 26.7%. The Company expects to be taxable at an approximate effective rate of 36% during the remainder of 1994.

A complete discussion of the $868,000 gain recorded in the first quarter of 1993 related to the adoption of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," can be found at Note 6 (Change in Accounting Principle - Income Taxes) to the financial statements.

                                 PART II

                            OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, there are various legal proceedings pending against WBC, its subsidiaries and affiliates, most of which are considered litigation incidental to the conduct of business, including, among other matters, defense of routine corporate, employment, banking, lender liability and securities related litigation. Management, after consultation with legal counsel and based upon available facts and proceedings to date which are preliminary in certain instances, is of the opinion that the ultimate resolution of these proceedings will not have a material adverse effect on the consolidated financial position or results of operations of WBC. However, certain matters disclosed in this Form 10-Q may be considered to be material in amount or nature.

In January of 1993, the Company, its directors, and certain of its officers and shareholders were sued in the United States District Court for the Southern District of New York, in WINICKI V. WORTHEN BANKING CORPORATION, ET AL. 93-CIV-0135. The complaint alleged that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 ("Exchange Act"), Rule 14a-9 of the Securities and Exchange Commission ("SEC" or "Commission"), and certain state law provisions relating to fiduciary duties in connection with the matters disclosed in the Company's proxy statement distributed in December of 1992. The complaint was filed as a class action and sought an injunction to prevent the Company from holding a special meeting or from consummating certain transactions which were the subject of the proxy statement, and unspecified monetary damages. The Company has denied all material allegations in the complaint and in January 1993, the parties entered into a Memorandum of Understanding ("MOU") under which the Company agreed to distribute revised disclosure material to its shareholders and not to oppose an application by plaintiff's counsel for fees in an agreed amount. On April 5, 1994, the Court held a fairness hearing on the proposed settlement. On the basis of that hearing, the Court approved the settlement, and the matter has been settled pursuant to the approval of the Court, on terms believed by WBC's management to be favorable to WBC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of WBC was held April 26, 1994. At the annual meeting, the following persons were re-elected as directors of WBC for the upcoming year:


                                                     AUTHORITY
        DIRECTORS ELECTED              VOTES FOR      WITHHELD
        -----------------              ---------      --------
        James H. Atkins                14,943,470     13,679

        Gus M. Blass, II               14,898,048     59,101

        Curtis F. Bradbury, Jr.        14,943,458     13,691

        Fred I. Brown, Jr.             14,942,370     14,779

        Alex Dillard                   14,939,170     17,979

        Mike Flynn                     14,943,270     13,879

        Kaneaster Hodges, Jr.          14,931,809     25,340

        T. Milton Honea                14,897,055     60,094

        George C. Kell                 14,942,216     14,933

        Herbert H. McAdams, II         14,937,796     19,353

                                                     AUTHORITY
        DIRECTORS ELECTED              VOTES FOR      WITHHELD
        -----------------              ---------      --------
        Raymond P. Miller, Sr., M.D.   14,943,270     13,879

        A. Dan Phillips                14,943,470     13,679

        Winthrop Paul Rockefeller      14,939,591     17,558

        David Solomon                  14,888,855     68,294

        Leland E. Tollett              14,899,555     57,594

In addition to the election of Directors, the stockholders of WBC voted on the following items:

1) The stockholders elected to amend the Worthen Banking Corporation 1991 Stock Option Plan. The number of shares voted in favor of this resolution was 13,520,405; the number of shares voted against this resolution was 1,361,698 and 75,046 abstained.

2) The stockholders ratified the appointment of KPMG Peat Marwick as independent auditors of the Company for the fiscal year ending December 31, 1994. The number of shares voted in favor of this resolution was 14,891,527; the number of shares voted against this resolution was 15,258 and 50,344 abstained.

The stockholders also approved the actions taken by the directors and officers of the Company during the preceding year and voted to give discretionary authority to the proxies to vote for other business properly coming before the Annual Meeting, but no other business was presented at the meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index.

EXHIBIT NUMBER                     DESCRIPTION                     PAGE
- - --------------                     -----------                     ----

     11                  Statement re:  Computation of per share
                         earnings (see Consolidated Statement of
                         Earnings).                                  4


(b)  Current Reports on Form 8-K.

   No current reports of Form 8-K were filed by the Company during the three months ended March 31, 1994.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             WORTHEN BANKING CORPORATION
                                                     (Registrant)


Date:    May 16, 1994                        /s/ Andrew T. Melton
                                             -----------------------------
                                             Andrew T. Melton
                                             Executive Vice President and
                                             Chief Financial Officer


Date:    May 16, 1994                        /s/ Alan C. King
                                             -----------------------------
                                             Alan C. King
                                             Senior Vice President and
                                             Controller
                                             (Chief Accounting Officer)