Form 10-Q
period 1994-06-30
WORTHEN BANKING CORP
filed 1994-08-12
CIK 350572

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

Mark one

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended:  June 30, 1994
                       -------------

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File No. 1-8525
                    ------

                          WORTHEN BANKING CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

                  ARKANSAS                                     71-6066857
- - --------------------------------------------                ----------------
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

Worthen National Bank Building,
200 West Capitol, Little Rock, Arkansas                           72201
- - --------------------------------------------                ----------------
(Address of principal executive offices)                       (Zip Code)


                                       (501) 378-1521
                    ----------------------------------------------------
                    (Registrant's telephone number, including area code)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1994, 17,032,289 shares of the registrant's common stock, $1.00 par value, were issued and outstanding (excluding 12,606 treasury shares).

                              QUARTERLY REPORT ON
                                   FORM 10-Q
                          WORTHEN BANKING CORPORATION
                                 JUNE  30, 1994

                                     INDEX
                                     -----

PART I.   FINANCIAL INFORMATION                         PAGE NUMBER
                                                        -----------


  ITEM 1. Financial Statements (Unaudited)

               Consolidated Balance Sheets -                      3
               June 30, 1994 and 1993 and
               December 31, 1993

               Consolidated Statements of Earnings -              4
               Three Months and Six Months Ended June 30, 1994
               and 1993

               Consolidated Statements of Cash Flows -            5
               Six Months Ended June 30, 1994 and 1993

               Notes to Consolidated Financial Statements -       7
               June 30, 1994

  ITEM 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations     10

PART II.  OTHER INFORMATION

  ITEM 1. Legal Proceedings                                      22

  ITEM 6. Exhibits and Reports on Form 8-K                       22


                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

WORTHEN BANKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)                   JUNE 30     DECEMBER 31   JUNE 30
                                                                 1994          1993         1993
                                                           ----------    ----------   ----------
 Cash and due from banks.................................  $  224,425    $  187,314   $  152,223
 Interest bearing deposits with other banks..............         941         1,232          798
 Federal funds sold and securities purchased
   under agreements to resell............................      42,300        82,063      230,463
 Mortgage warehouse loans held for sale..................      26,943        65,324       66,520
 Investment securities available for sale................     157,845           ---          ---
 Investment securities held to maturity (market value -
   $1,128,327, $1,459,764 and $1,357,331, respectively)..   1,140,717     1,446,259    1,346,490
 Loans, net of unearned interest of $677, $986
   and $1,368, respectively..............................   1,782,598     1,647,019    1,527,225
   Less:  Allowance for loan losses......................     (33,541)      (33,300)     (33,714)
                                                           ----------    ----------   ----------
 Total Loans, Net........................................   1,749,057     1,613,719    1,493,511
                                                           ----------    ----------   ----------
 Premises and equipment..................................      96,207       101,347       98,945
 Other assets............................................      88,399        81,824       84,804
                                                           ----------    ----------   ----------
     Total Assets........................................  $3,526,834    $3,579,082   $3,473,754
                                                           ==========    ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Non-interest bearing..................................  $  580,268    $  596,514   $  559,537
   Interest bearing......................................   2,388,152     2,446,105    2,391,372
                                                           ----------    ----------   ----------
     Total Deposits......................................   2,968,420     3,042,619    2,950,909
 Federal funds purchased and securities sold
   under agreement to repurchase.........................     140,767       127,980      115,108
 Short-term borrowings...................................      39,616        57,838       63,102
 Other liabilities.......................................      39,797        28,438       40,214
 Capital lease obligations...............................       1,850         1,951        2,052
 Long-term debt..........................................      43,035        43,608       43,391
 Capital notes...........................................         ---           ---        4,561
                                                           ----------    ----------   ----------
     Total Liabilities...................................   3,233,485     3,302,434    3,219,337
                                                           ----------    ----------   ----------
 Commitments and contingencies
 Stockholders' Equity:
   Preferred stock, par value $25 per share -
     authorized 400,000 shares; none issued..............         ---          ----          ---
  Common stock, par value $1 per share - authorized
  40,000,000 shares; issued 17,044,895, 17,011,783 and
    16,756,600, respectively.............................      17,045        17,012       16,757
  Additional paid-in capital.............................     164,770       164,438      158,405
  Retained earnings......................................     114,153        95,426       79,424
  Less cost of 12,606, 8,106 and 6,515
    shares of common stock in treasury, respectively.....        (329)         (228)        (169)
  Unrealized valuation on available for sale securities..      (2,290)          ---          ---
                                                           ----------    ----------   ----------
    Total Stockholders' Equity...........................     293,349       276,648      254,417
                                                           ----------    ----------   ----------
    Total Liabilities and Stockholders' Equity...........  $3,526,834    $3,579,082   $3,473,754
                                                           ==========    ==========   ==========

See notes to consolidated financial statements.

                 WORTHEN BANKING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (Dollars in thousands, except share data)

                                                                 (UNAUDITED)                 (UNAUDITED)
                                                         THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                                                             1994           1993          1994         1993
                                                         -------------  ------------  ------------  -----------
Interest Income:
  Loans, including fees.................................   $   36,296    $    32,680  $    70,505   $    64,670
  Investment securities:
    Available for sale..................................         2,973            ---        4,609           ---
    Taxable.............................................        13,455         17,650       28,302        36,272
    Tax-exempt..........................................           979            711        1,955         1,330
                                                           -----------    -----------  -----------   -----------
      Total.............................................        17,407         18,361       34,866        37,602
  Other interest income.................................           646          1,544        1,499         2,799
                                                           -----------    -----------  -----------   -----------
      Total Interest Income.............................        54,349         52,585      106,870       105,071
Interest Expense:
  Deposits..............................................        16,521         17,920       32,567        36,497
  Short-term borrowings.................................         1,114            799        2,032         1,573
  Long-term borrowings..................................           916          1,319        1,866         2,132
                                                           -----------    -----------  -----------   -----------
      Total Interest Expense............................        18,551         20,038       36,465        40,202
                                                           -----------    -----------  -----------   -----------
Net Interest Income.....................................        35,798         32,547       70,405        64,869
Provision for Loan Losses...............................           368          2,466          753         3,239
                                                           -----------    -----------  -----------   -----------
Net Interest Income after Provision for Loan Losses.....        35,430         30,081       69,652        61,630
                                                           -----------    -----------  -----------   -----------
Other Income:
  Service charges on deposit accounts...................         5,929          5,905       11,527        11,419
  Trust fees............................................         2,483          2,364        4,990         5,205
  Full service and discount brokerage commissions.......         1,414          1,639        2,793         3,244
  Investment security gains (losses)....................            (3)         5,345           (3)        5,354
  Net gains on disposal of premises and equipment
   and other assets.....................................         5,067            401        5,169         1,284
  Other.................................................         5,683          6,125       10,818        10,957
                                                           -----------    -----------  -----------   -----------
      Total Other Income................................        20,573         21,779       35,294        37,463
                                                           -----------    -----------  -----------   -----------
Other Expense:
  Salaries and employee benefits........................        15,429         17,182       30,884        34,131
  Net occupancy expense.................................         3,020          3,477        6,095         6,933
  Other.................................................        15,751         22,562       30,299        37,035
                                                           -----------    -----------  -----------   -----------
      Total Other Expense...............................        34,200         43,221       67,278        78,099
                                                           -----------    -----------  -----------   -----------
Income before taxes and cumulative effect
    of a change in accounting principle.................        21,803          8,639       37,668        20,994
Income taxes............................................         8,135          4,003       13,839         7,303
                                                           -----------    -----------  -----------   -----------
Income before cumulative effect of a change
    in accounting principle.............................        13,668          4,636       23,829        13,691
Cumulative effect of a change in accounting principle...           ---            ---          ---           868
                                                           -----------    -----------  -----------   -----------
Net Income..............................................   $    13,668    $     4,636  $    23,829   $    14,559
                                                           ===========    ===========  ===========   ===========

Income per share:
Income before cumulative effect of a change
    in accounting principle.............................         $0.80          $0.28        $1.40         $0.82
Net Income..............................................          0.80           0.28         1.40          0.87

Weighted average number of shares outstanding...........    17,021,450     16,744,680   17,013,087    16,727,288

See notes to consolidated financial statements.

                  WORTHEN BANKING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                         (UNAUDITED)
                                                                                   SIX MONTHS ENDED JUNE 30
                                                                                    1994             1993
                                                                                  ------------------------
Operating Activities:
 Net Income.........................................................                $  23,829   $  14,559
 Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization of premises and equipment..........                    4,199       4,087
   Amortization of discount on long-term debt.......................                       10         590
   Amortization of intangibles......................................                    2,159       3,317
   Net amortization of premiums and accretion of discounts..........                    6,342       5,202
   Provision for loan losses........................................                      753       3,239
   Writedowns on properties acquired in settlement of loans.........                      109         309
   Mortgage warehouse loans funded..................................                 (133,995)   (151,081)
   Mortgage warehouse loans sold....................................                  172,376     122,023
   Loss (gain) on sale of investment securities.....................                        3      (5,354)
   Net gain on disposal of premises and equipment and other assets..                   (5,169)     (1,284)
   Decrease (increase) in other assets..............................                  (12,104)    (20,331)
   Increase in other liabilities....................................                   11,367       8,807
                                                                                    ---------   ---------

       Net Cash Provided (Used) by Operating Activities.............                   69,879     (15,917)
                                                                                    ---------   ---------

Investing Activities:
  Proceeds from maturities of:
    Held to maturity ("HTM") securities.............................                  323,458     366,203
    Available for sale  ("AFS") securities..........................                   60,420         ---
  Proceeds from sale of:
    HTM securities..................................................                        3      38,024
    AFS securities..................................................                        9         ---
    Premises and equipment..........................................                   10,774         ---
    Properties acquired in settlement of loans......................                    4,642       3,774
  Payments for purchase of:
    HTM securities..................................................                 (232,521)   (405,487)
    AFS securities..................................................                  (12,307)        ---
    Premises and equipment..........................................                   (6,079)     (4,499)
  Net (increase) decrease in short-term investments.................                   40,054     (39,060)
  Net (increase) decrease in loans..................................                 (136,091)     34,240
  Branch sale, including cash and cash equivalents sold.............                   (1,302)        ---
                                                                                    ---------   ---------

       Net Cash Provided (Used) by Investing Activities.............                   51,060      (6,805)
                                                                                    ---------   ---------

                  WORTHEN BANKING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)


                                                          (UNAUDITED)
                                                    SIX MONTHS ENDED JUNE 30
                                                     1994            1993
                                                  ----------------------------

Financing Activities:

  Proceeds from:
    Long-term debt.....................................   $    ---   $  43,000
    Issuance of common stock...........................        365         453
  Payments for:
    Long-term debt.....................................       (583)    (25,825)
    Capital lease obligations..........................       (101)        (94)
    Capital notes......................................        ---      (5,000)
    Cash dividends.....................................     (5,102)     (1,446)
    Repurchase of common stock.........................       (101)        ---
  Net increase (decrease) in:
    Non-interest bearing deposits......................    (16,181)     12,875
    Interest bearing deposits..........................    (56,690)   (100,352)
    Short-term borrowings..............................    (18,222)     42,531
    Federal funds purchased............................     12,787      13,984
                                                          --------   ---------

      Net Cash Provided (Used) by Financing Activities.    (83,828)    (19,874)
                                                          --------   ---------


Increase (Decrease) in Cash and Cash Equivalents.......     37,111     (42,596)
Cash and Cash Equivalents at beginning of period.......    187,314     194,819
                                                          --------   ---------

  Cash and Cash Equivalents at end of period...........   $224,425   $ 152,223
                                                          ========   =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest.............................................   $ 36,356   $  39,959
  Income taxes.........................................     11,598      10,182
                                                          ========   =========


See notes to consolidated financial statements.

                  WORTHEN BANKING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1994

NOTE 1 - FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of Worthen Banking Corporation and subsidiaries ("WBC", the "Company" or "Worthen") have been prepared in accordance with generally accepted accounting principles and with the instructions to the Quarterly Report of Form 10-Q and Rules 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the Consolidated Financial Statements and notes thereto included as part of Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-8525 ("1993 Form 10-K").

NOTE 2 - LOAN PORTFOLIO BY TYPE


A summary of the loan portfolio by type is as follows:
(Dollars in thousands)
                                                JUNE 30     DECEMBER 31     JUNE 30
                                                 1994          1993          1993
                                             ------------  ------------  ------------

Commercial, financial and agricultural.....   $  472,084    $  437,072    $  399,794
Bankers' acceptances and commercial paper..          ---           ---        27,345
Real estate mortgage.......................      725,456       710,955       643,406
Real estate construction...................       93,461        73,241        59,388
Installment and other......................      491,083       425,304       397,000
Direct lease financing.....................        1,141         1,383         1,610
Foreign....................................           50            50            50
Unearned interest..........................         (677)         (986)       (1,368)
                                              ----------    ----------    ----------
  Total....................................   $1,782,598    $1,647,019    $1,527,225
                                              ==========    ==========    ==========

NOTE 3 - OTHER EXPENSE

In addition to Salaries and Employee Benefits and Net Occupancy Expense, other expense includes the following components, with no item except as specified exceeding one percent (1%) of total income:

 (Dollars in thousands)         THREE                SIX
                             MONTHS ENDED        MONTHS ENDED
                               JUNE 30             JUNE 30
                            1994      1993      1994      1993
                          --------  --------  --------  --------

Equipment expense.......   $ 1,857   $ 1,652   $ 3,519   $ 3,349
Professional fees.......     1,428     2,349     2,874     4,065
Data processing fees....     1,938     1,905     3,895     3,476
Amortization............     1,047     2,401     2,159     3,317
Advertising.............       647     1,117     1,357     1,755
Business development....       776       949     1,364     1,821
Office expense..........     2,467     2,551     4,993     5,059
FDIC insurance..........     1,757     1,708     3,507     3,559
Other...................     3,834     7,930     6,631    10,634
                           -------   -------   -------   -------
     Total..............   $15,751   $22,562   $30,299   $37,035
                           =======   =======   =======   =======

NOTE 4 - ACQUISITIONS

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


NOTE 5 - CHANGE IN ACCOUNTING PRINCIPLE - INCOME TAXES

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


NOTE 6  - CHANGE IN ACCOUNTING PRINCIPLE - INVESTMENT SECURITIES

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

Adoption of Statement 115 resulted in an increase of $544,000 to the Company's stockholders' equity as of January 1, 1994, representing the unrealized appreciation, net of taxes, for those securities having a fair value of approximately $197,000,000 classified by the Company as available for sale, previously carried at amortized cost. The unrealized valuation on these available for sale securities decreased $1,990,000 during the second quarter of 1994 to a net unrealized loss of $2,290,000 as of June 30, 1994. The Company has no securities deemed to be trading securities.

NOTE 7 - MORTGAGE WAREHOUSE LOANS HELD FOR SALE

Mortgage warehouse loans held for sale consist solely of real estate loans held for resale by the Company's mortgage banking subsidiary. Mortgage warehouse loans held for sale are valued at the lower of cost or market on an aggregate basis.


NOTE 8 - INTANGIBLE ASSETS

A summary of intangible assets (net of accumulated amortization) is as follows:
(Dollars in thousands)

                                       JUNE 30   DECEMBER 31  JUNE 30
                                         1994       1993        1993
                                       --------  -----------  --------

Goodwill.............................   $22,157      $23,080   $15,522
Purchased mortgage servicing rights..     5,488        4,762     5,704
                                        -------      -------   -------
  Total..............................   $27,645      $27,842   $21,226
                                        =======      =======   =======


Intangible assets are included in other assets in the consolidated financial statements. During 1993, goodwill increased approximately $8.4 million due to the acquisition of First Bentonville Bancshares, Inc. In January 1994, the Company's mortgage banking subsidiary acquired $1.7 million in mortgage servicing rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


HIGHLIGHTS

Net income for the second quarter of 1994 was $13.7 million or $0.80 per common share as compared to net income of $4.6 million or $0.28 per common share for the second quarter of 1993. The 1994 second quarter results include nonrecurring income, gains on the sale of a foreclosed property and the former Union headquarters building, approximating $0.16 per share after tax. Excluding this nonrecurring income, net income would have been $0.64 per common share for the second quarter of 1994. During the second quarter of 1993, the Company recorded net nonrecurring items, approximating $0.19 per share after tax, related to the Union merger. Excluding these nonrecurring items, last year's second quarter net income would have been $0.47 per share. Omitting all nonrecurring items, 1994 second quarter net income is approximately 36% higher than the second quarter of 1993.

The Company's net income for the first six months of 1994 of $23.8 million was 63% higher than the $14.6 of income recorded in the same period of last year. Omitting all nonrecurring items, the 1994 year to date net income is 16% higher than the same period in 1993. The improvement in 1994's first six months as compared to the first six months of 1993 was primarily the result of a higher net interest margin and lower noninterest expenses resulting from savings realized in the Union merger. The net interest margin increased to 4.55% in the second quarter of 1994 and was the result of an increase in net earning assets, growth of higher yielding loans and close monitoring of rates paid on deposits. Loan growth was strong with an annualized growth rate of over 26% for the quarter and 16.5% for the six month period. Nonperforming assets declined to 1.02% of loans.

Income taxes recorded in the second quarter of 1993 were $4.0 million or an effective tax rate of 46.3% compared to $8.1 million or an effective tax rate of 37.3% in the second quarter of 1994. The higher effective tax rate for the second quarter of 1993 was due to a significant amount of acquisition costs incurred during the quarter which were nondeductible for tax purposes.

Nonrecurring items were recorded in both the second quarter of 1993 and 1994. During the second quarter of 1994, nonrecurring income of $4.9 million was recorded representing gains on the sale of a foreclosed shopping center and the former Union headquarters building. In 1993, as a result of the Union merger, the Company recorded approximately $11.0 million of pre-tax nonrecurring expenses during the second quarter of 1993.

Jim G. Farmer joined the executive management team of Worthen Banking Corporation as president and chief operating officer of the Company in June, 1994. Prior to joining the Company, Farmer was president and CEO of two private sector St. Louis-based companies, and previously served as an executive vice president for Mark Twain Bancshares, a $2.5 billion banking organization. The hiring of Farmer completes the senior management team of Andrew T. Melton, executive vice president, treasurer and chief financial officer, Jim Patridge, executive vice president and senior credit officer, and Gary Smith, executive vice president. Another change in management during the second quarter was the resignation of Jack Fleischauer, Jr. as president and chief operating officer of Worthen National Bank of Arkansas ("WNBA"), the Company's largest banking subsidiary. Curtis F. Bradbury, chairman of the board, and chief executive officer of the Company will remain chairman and chief executive officer of WNBA. Mr. Bradbury has served as chairman of the board of WNBA since August, 1988 and as chief executive officer of WNBA since September, 1989. He will continue to serve as chairman of the board and chief executive officer of the Company.

The price of Worthen's common stock rose 39% during the quarter from a closing price of $21 at March 31, 1994 to $29 1/8 at June 30, 1994, amid speculation regarding changes in management and a possible business combination. The Company is engaged in a comprehensive evaluation of its various strategic alternatives in an effort to determine which are in the best interests of the Company and its shareholders. This evaluation is being conducted through a methodical process which involves a comprehensive evaluation of possible strategic alternatives for Worthen, including the alternative of remaining an independent company. PaineWebber Incorporated has been engaged to assist with the Company's review of these strategic alternatives. No decision has been made to change Worthen's strategy of building long-range value for its shareholders by working to achieve improvements in expense control, efficiency of operations and profitability.

                  OPERATIONS SUMMARY                                THREE                      SIX
                (Dollars in thousands)                           MONTHS ENDED              MONTHS ENDED
                                                                   JUNE 30                   JUNE 30
                                                             1994           1993         1994       1993
                                                         -------------  -------------  ---------  ---------

Net interest income....................................       $35,798        $32,547    $70,405    $64,869
Provision for loan losses..............................           368          2,466        753      3,239
                                                              -------        -------    -------    -------
Net interest income after provision for loan losses....        35,430         30,081     69,652     61,630
Other income...........................................        20,573         21,779     35,294     37,463
Other expense..........................................        34,200         43,221     67,278     78,099
                                                              -------        -------    -------    -------
Income before taxes and cumulative effect of a change
  in accounting principle..............................        21,803          8,639     37,668     20,994
Income taxes...........................................         8,135          4,003     13,839      7,303
                                                              -------        -------    -------    -------
Income before cumulative effect of a change in
  accounting principle.................................        13,668          4,636     23,829     13,691
Cumulative effect of a change in accounting principle..           ---            ---        ---        868
                                                              -------        -------    -------    -------

Net income.............................................       $13,668        $ 4,636    $23,829    $14,559
                                                              =======        =======    =======    =======


PERFORMANCE RATIOS

Net income to:
  Average assets.......................................          1.55%          0.54%      1.36%      0.85%
  Average stockholders' equity.........................         19.02           7.32      16.86      11.76
Net overhead to average assets.........................          1.54           2.48       1.82       2.38


LOAN PORTFOLIO BY TYPE

The composition of the Company's loan portfolio is presented in the following table:

          (Dollars in thousands)
                                               JUNE 30     DECEMBER 31     JUNE 30
                                                 1994          1993          1993
                                             ------------  ------------  ------------

Commercial, financial and agricultural.....   $  472,084    $  437,072    $  399,794
Bankers' acceptances and commercial paper..          ---           ---        27,345
Real estate mortgage.......................      725,456       710,955       643,406
Real estate construction...................       93,461        73,241        59,388
Installment and other......................      491,083       425,304       397,000
Direct lease financing.....................        1,141         1,383         1,610
Foreign....................................           50            50            50
Unearned interest..........................         (677)         (986)       (1,368)
                                              ----------    ----------    ----------
     Total.................................   $1,782,598    $1,647,019    $1,527,225
                                              ==========    ==========    ==========

The Company experienced unusually high loan growth in the second quarter, especially in consumer loans. The quarterly growth of $108.4 million represents an annualized growth rate of almost 26%, significantly higher than expected for 1994. The Company does not expect the growth rate to be sustained at levels this high. For the first six months of 1994, loans have increased by $135.6 million or 16.5% on an annualized basis. Growth in the consumer, commercial and real estate components was $65.8 million, $35.0 million and $34.7 million for the first six months of 1994.

The consumer loan growth is the result of strong automobile sales in Arkansas and a concerted marketing effort that targeted the indirect lending market. Throughout the first half of 1994, relationships with several new customers were established which produced significant new volume for the Little Rock affiliate. At June 30, 1994 automobile loans totaled $288 million or approximately 58% of the consumer loan outstandings, predominantly originated through the indirect lending program.

Loans secured by real estate continue to dominate the loan portfolio, constituting $819 million or 46% of total loans. Management carefully manages this concentration and explicitly considers the real estate concentration in the evaluation of the allowance for loan losses. Mitigating the overall risk of this concentration is a high level of single-family loans totaling $255 million and credit risk policies that restrict certain types of real estate lending known to contain higher than acceptable risk, such as speculative investment properties, hotels and restaurants. Generally, the real estate lending of the Company is restricted to properties located in the State of Arkansas as a matter of policy. As a result, management considers the real estate loan portfolio to be well-diversified with a manageable risk profile.


ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

The following table presents total nonperforming assets at June 30, 1994 and 1993, and December 31, 1993:

NONPERFORMING ASSETS
(Dollars in thousands)                                     JUNE 30   DECEMBER 31    JUNE 30
                                                            1994         1993        1993
                                                          ---------  ------------  ---------
Nonaccrual loans........................................   $14,109       $16,668    $15,276
Loans 90+ days past due (less nonaccruals)..............     1,748         1,363      2,983
Renegotiated loans......................................       ---           ---        ---
Other real estate owned and other nonperforming assets..     2,375         5,127      6,368
                                                           -------       -------    -------
 Total..................................................   $18,232       $23,158    $24,627
                                                           =======       =======    =======

% of total loans plus other
 nonperforming assets...................................      1.02%         1.40%      1.61%
Nonperforming as a % of equity..........................      6.22          8.37       9.68

Total nonperforming assets have declined from $23.2 million at December 31, 1993 to $18.2 million at June 30, 1994, a reduction of $5.0 million or 21%. The sale of a foreclosed shopping center during the quarter ended June 30 resulted in a reduction in nonperforming assets of $2.4 million, which was the most significant event influencing these results. Additionally, two loans to unrelated borrowers totaling $2.9 million that had been on nonaccrual status in accordance with the Company's policies were returned to accruing status during the quarter when the collection of principal and interest due was no longer considered unlikely. Both of these loans are current as to principal and interest due and collateral values are considered sufficient in relation to the loan balances. Offsetting these events was a loan relationship totaling $2.6 million that was placed on nonearning status during the quarter. At the time the relationship was placed on nonaccrual all principal and interest payments were current; however, due to concerns with the value of the commercial building collateralizing the loans and the borrower's ability to maintain the loans in current status, it was determined that the recognition of interest income was no longer appropriate.

Management is not aware of any trends or conditions that would forecast any meaningful change in the level of problem assets in the near term. It is management's opinion that the Company has reduced nonperforming assets to a level such that additional improvements will likely be nominal, given that some level of nonperforming assets will always exist due to the inherent risks of lending. It is a management priority to minimize the dollar level of problem assets at any point in time.

Presented in the following table is the summary of activity in the allowance for loan losses for the three months and six months ended June 30, 1994 and 1993, as well as the year ended December 31, 1993:

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)                         THREE                  SIX
                                           MONTHS ENDED          MONTHS ENDED       YEAR ENDED
                                             JUNE 30               JUNE 30         DECEMBER 31
                                         1994       1993       1994       1993         1993
                                       ---------  ---------  ---------  ---------  ------------
Beginning allowance for loan losses..   $33,590    $31,270    $33,300    $30,145       $30,145
Allowance of purchased banks.........       ---        ---        ---        ---           892
Provision for loan losses............       368      2,466        753      3,239         4,628
Net recoveries (charge-offs):
    Charge-offs......................    (1,243)      (749)    (2,746)    (1,692)       (6,004)
    Recoveries.......................       826        727      2,234      2,022         3,639
                                        -------    -------    -------    -------       -------
    Net recoveries (charge-offs).....      (417)       (22)      (512)       330        (2,365)
                                        -------    -------    -------    -------       -------
Ending allowance for loan losses.....   $33,541    $33,714    $33,541    $33,714       $33,300
                                        =======    =======    =======    =======       =======

Allowance as a % of:
Gross loans..........................                            1.88%      2.21%         2.02%
Nonperforming assets.................                          183.97     136.90        143.79
Nonperforming loans..................                          211.52     184.64        184.68

Over the past several years, with the exception of 1993 which was distorted somewhat due to the acquisition of Union, the Company has steadily been reducing the amount of annual loan loss provisions in correlation with the improvements in asset quality. The three month and six month periods ended June 30, 1994 are no exception to this trend. For the quarter ended June 30, 1994, loan loss provisions of $368,000 were recorded compared to $2.5 million in the comparable quarter of 1993; for the six months ended June 30, 1994, loan loss provisions were $753,000 compared to $3.2 million recorded in the same period of 1993.
Both 1993 periods include a special provision of $1.5 million that was made as a result of the acquisition of Union. Excluding the special provision, the 1994 provision level is still considerably less than the 1993 provision, reflecting the continuing improvement in asset quality of the Company. Net loan losses are somewhat higher in 1994 than the levels of the prior year, but are still nominal in relation to the loan portfolio, representing an annualized net charge-off ratio of 0.06% of average loans. In addition to low levels of loan losses, the Company has realized strong recoveries which has been a significant factor in the declining net losses in 1993 and 1994.

The ending allowance in all periods presented has hovered near the $33 million level, which, according to the internal evaluation methodologies, is an adequate level given all factors considered. Because the allowance balance has remained somewhat flat, however, the allowance as a percentage of loans has declined to 1.88% at June 30, 1994 due to the exceptional loan growth the Company has realized in the first half of the year. Should the loan growth continue at the recent pace, it may result in modest increases in the level of provisions in the second half of 1994 and into 1995 in order to prevent an erosion in the allowance as a percentage of loans.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company's negative gap increased by $88 million from year end 1993. This reflects a $189 million decrease in assets repricing within one year, of which $98 million occurred in loans. During the same period rate sensitive liabilities declined by $100 million.

The decline in interest rate sensitive assets reflects a changing balance sheet structure. Loan volume increased in the first six months of 1994, particularly in installment loans. Installment loans are generally fixed rate and have an initial maturity of greater than one year. There has also been a stronger preference by loan customers to lock in longer term rates and move away from floating rates. This is evidenced by the $146 million decline in loans repriceable under 30 days. Another result of the increase in loans was a decline in security and federal funds sold balances, which decreased by $187 million in total during 1994. However, securities with repricings under 30 days increased by $68 million in an effort to take advantage of higher short term rates and ensure adequate liquidity.

Interest-bearing deposits decreased by $58 million during the first six months of 1994. This decline was more pronounced for deposits with repricing dates under one year, which decreased by $94 million. Most of this decline occured in time accounts as customers added balances to certificates with due dates beyond one year ($36 million increase) to lock in more attractive yields.

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

INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in thousands)                                                                               DECEMBER 31, 1993
                                                 JUNE 30, 1994                                         TOTAL IN         TOTAL IN
                                                   0-30 DAYS               31-90 DAYS   91-365 DAYS    ONE YEAR         ONE YEAR
                                      -----------------------------------  -----------  -----------  ------------  ----------------
Securities..........................                         $   138,498     $ 34,404      $168,052  $   340,954        $   391,508
Total loans.........................                             349,918      119,600       404,266      873,784            972,066
Fed funds and repos.................                              42,300          ---           ---       42,300             82,063
                                                             -----------     --------      --------  -----------        -----------
  Total assets......................                             530,716      154,004       572,318    1,257,038          1,445,637
                                                             -----------     --------      --------  -----------        -----------

Transaction accounts................                           1,277,839         ----          ----    1,277,839          1,294,579
Time accounts.......................                             232,329      223,108       436,738      892,175            969,337
Short-term borrowings...............                             180,383         ----          ----      180,383            185,818
Long-term debt......................                                  15           30           170          215                991
                                                             -----------     --------      --------  -----------        -----------
  Total rate-sensitive liabilities..                           1,690,566      223,138       436,908    2,350,612          2,450,725
                                                             -----------     --------      --------  -----------        -----------

GAP.................................                         $(1,159,850)    $(69,134)     $135,410  $(1,093,574)       $(1,005,088)

                                                             ===========     ========      ========  ===========        ===========

CAPITAL RESOURCES

As shown in the following table, the capital ratios of the Company continued to improve during the second quarter of 1994 compared to December 31, 1993 and June 30, 1993. All of the Company's subsidiary banks maintain a rating of "well capitalized" as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991. The Company's risk-based capital ratio's of 13.41% for Tier I and 14.66% for total capital well exceed the regulatory required minimums.

Worthen announced in January 1994 that the Board of Directors increased the regular quarterly dividend to $0.15 per share from $0.05 per share. The dividend increase reflects the improved capital position of the Company's largest bank resulting from the merger with Union and management's confidence in the Company's current operations. The dividend payout ratio for the six month period ending June 30, 1994 is approximately 21.4% compared to a ratio of 9.9% for the first six months of 1993.

In April 1994, the Board of Directors approved a stock repurchase plan giving management the authority to periodically repurchase up to a maximum of 450,000 shares of WBC common stock. These shares would then be reissued to individuals participating in various employee stock incentive plans as the need arose. No shares have been repurchased under this plan as of June 30, 1994.

RISK-BASED CAPITAL
(Dollars in thousands)                                           JUNE 30     DECEMBER 31     JUNE 30
                                                                   1994          1993         1993
                                                               ------------  ------------  -----------

Stockholders' equity.........................................   $  293,349    $  276,648   $  254,417
Unrealized valuation on available for sale securities........        2,290           ---          ---
Goodwill.....................................................      (22,157)      (23,080)     (15,522)
                                                                ----------    ----------   ----------
  Total Tier I capital.......................................      273,482       253,568      238,895
                                                                ----------    ----------   ----------

Allowance for loan losses*...................................       25,501        24,644       23,879
Capital notes................................................          ---           ---        4,561
                                                                ----------    ----------   ----------
  Total Tier II capital......................................       25,501        24,644       28,440
                                                                ----------    ----------   ----------
      Total qualifying capital...............................   $  298,983    $  278,212   $  267,335
                                                                ==========    ==========   ==========

Risk adjusted assets (including off-balance sheet exposure)..   $2,040,095    $1,971,522   $1,910,351
                                                                ==========    ==========   ==========
Ratios:
Equity to assets.............................................         8.32%         7.73%        7.32%
Leverage.....................................................         7.74          7.13         6.91
Tier I leverage..............................................         7.80          7.13         6.91
Total capital to adjusted assets.............................         8.61          7.99         7.94
Tier I RBC ratio.............................................        13.41         12.86        12.51
Total RBC ratio (8.00% required).............................        14.66         14.11        13.99

*  Limited to 1.25 percent of risk adjusted assets

CONSOLIDATED DAILY AVERAGE BALANCE, REVENUE AND EXPENSE, AVERAGE YIELDS AND
RATES
(Dollars in thousands, except share data)

For the quarter ended June 30                                    1994                            1993
                                                       TAX EQUIVALENT INTEREST         TAX EQUIVALENT INTEREST
                                                   AVERAGE     REVENUE/  YIELD/    AVERAGE       REVENUE/      YIELD/
                                                   BALANCE     EXPENSE    RATE     BALANCE       EXPENSE        RATE
                                                 ------------  --------  -------  ----------  --------------  ---------
ASSETS
  Interest-earning assets:
    Loans (including nonaccrual loans).........    $1,736,531    $35,704    8.25%  $1,535,483        $32,052       8.32%
    Mortgage warehouse loans held for sale.....        40,308        729    7.25       55,885            637       4.57
    Investment securities:
      Available for sale.......................       164,763      2,973    7.24          ---            ---        ---
      Taxable..................................     1,125,655     13,455    4.79    1,292,939         17,529       5.44
      Tax-exempt...............................        81,165      1,455    7.19       53,565          1,214       9.09
    Federal funds sold.........................        59,983        642    4.29      198,803          1,540       3.11
    Interest-bearing deposits with other banks.           520          4    3.09          854              4       1.88
                                                   ----------    -------    ----   ----------        -------      -----
      Total interest-earning assets............    $3,208,925    $54,962    6.87%  $3,137,529        $52,976       6.77%
  Non-interest-earning assets:
    Cash and due from banks....................       173,178                         171,663
    Premises and equipment, net................       102,116                          99,180
    Other assets...............................        91,606                          92,048
    Less allowance for loan losses.............       (33,739)                        (32,382)
                                                   ----------                      ----------
      Total assets.............................    $3,542,086                      $3,468,038
                                                   ==========                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing liabilities:
   Transaction deposits........................    $1,052,552    $ 5,183    1.98%  $  987,099        $ 5,308       2.16%
   Savings deposits............................       259,587      1,290    1.99      239,773          1,464       2.45
   Time deposits...............................     1,126,954     10,048    3.58    1,216,573         11,148       3.68
   Federal funds purchased.....................       131,648        817    2.49      108,208            637       2.36
   Short-term borrowings.......................        29,313        297    4.06       24,173            162       2.69
   Long-term borrowings........................        44,968        916    8.17       45,669          1,319      11.58
                                                   ----------    -------    ----   ----------        -------      -----
      Total interest-bearing liabilities.......    $2,645,022    $18,551    2.81%  $2,621,495        $20,038       3.07%

 Non-interest bearing liabilities and equity:
   Demand deposits.............................       575,387                         547,926
   Other.......................................        33,372                          44,626
   Stockholders' equity........................       288,305                         253,991
                                                   ----------                      ----------
      Total liabilities and
      stockholders' equity.....................    $3,542,086                      $3,468,038
                                                   ==========                      ==========
                                                                 -------                             -------
Net interest income and interest rate spread...                  $36,411    4.06%                    $32,938       3.71%
                                                                 =======                             =======

Net yield on interest-earning assets...........                             4.55                                   4.21

Note: Interest income on tax-exempt securities, loans and leases is calculated on a tax-equivalent basis, using a federal marginal income tax rate of 35% and is reduced for non-deductible carrying interest.

CONSOLIDATED DAILY AVERAGE BALANCE, REVENUE AND EXPENSE, AVERAGE YIELDS AND
RATES
(Dollars in thousands, except share data)

For the six months ended June 30                                   1994                                1993
                                                           TAX EQUIVALENT INTEREST             TAX EQUIVALENT INTEREST
                                                   AVERAGE     REVENUE/  YIELD/    AVERAGE       REVENUE/      YIELD/
                                                   BALANCE     EXPENSE    RATE     BALANCE       EXPENSE        RATE
                                                 ------------  --------  -------  ----------  --------------  ---------
ASSETS
 Interest-earning assets:
   Loans (including nonaccrual loans)..........   $1,691,058   $ 69,185    8.25%  $1,539,420       $ 63,545       8.32%
   Mortgage warehouse loans held for sale......       45,863      1,599    7.03       49,306          1,409       5.76
   Investment securities:
     Available for sale........................      147,691      4,609    6.29          ---            ---        ---
     Taxable...................................    1,157,532     28,302    4.93    1,304,255         36,272       5.61
     Tax-exempt................................       80,784      2,901    7.24       50,110          1,921       7.73
   Federal funds sold..........................       75,428      1,490    3.98      181,749          2,793       3.10
   Interest-bearing deposits with other banks..          560          9    3.24          526              6       2.30
                                                  ----------   --------    ----   ----------       --------      -----
     Total interest-earning assets.............   $3,198,916   $108,095    6.81%  $3,125,366       $105,946       6.84%
 Non-interest-earning assets:
   Cash and due from banks.....................      177,292                         174,374
   Premises and equipment, net.................      102,017                          98,992
   Other assets................................       92,299                          81,601
   Less allowance for loan losses..............      (33,670)                        (31,799)
                                                  ----------                      ----------
     Total assets..............................   $3,536,854                      $3,448,534
                                                  ==========                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing liabilities:
   Transaction deposits........................   $1,050,205   $ 10,043    1.93%  $  983,834       $ 11,053       2.27%
   Savings deposits............................      258,749      2,515    1.96      236,769          2,869       2.44
   Time deposits...............................    1,134,467     20,009    3.56    1,233,314         22,575       3.69
   Federal funds purchased.....................      120,821      1,431    2.39      105,804          1,235       2.35
   Short-term borrowings.......................       33,626        601    3.60       21,495            338       3.17
   Long-term borrowings........................       45,253      1,866    8.32       41,279          2,132      10.42
                                                  ----------   --------    ----   ----------       --------      -----
     Total interest-bearing liabilities........   $2,643,121   $ 36,465    2.78%  $2,622,495       $ 40,202       3.09%

 Non-interest bearing liabilities and equity:
   Demand deposits.............................      577,754                         533,815
   Other.......................................       30,976                          42,652
   Stockholders' equity........................      285,003                         249,572
                                                  ----------                      ----------
     Total liabilities and
      stockholders' equity.....................   $3,536,854                      $3,448,534
                                                  ==========                      ==========
                                                               --------                            --------
Net interest income and interest rate spread...                $ 71,630    4.03%                   $ 65,744       3.74%
                                                               ========                            ========

Net yield on interest-earning assets...........                            4.52                                   4.24

Note: Interest income on tax-exempt securities, loans and leases is calculated on a tax-equivalent basis, using a federal marginal income tax rate of 35% and is reduced for non-deductible carrying interest.

NET INTEREST INCOME

Measured on a fully taxable equivalent basis, net interest income for the first six months of 1994 was $5.9 million higher than the same period in 1993 for a number of reasons. A higher volume of earning assets had a positive impact. This was evident mainly in loans, which increased by $152 million over the period. Since this category of assets has the highest yield, this contributed positively to earnings. This shift of assets over the past four quarters was funded, in part, by a decline in federal funds sold, which declined by $106 million. Interest-bearing liabilities increased over the period, but by only $21 million. Non-interest-bearing liabilities also grew by $68 million, which more than offset a $15 million increase in non-interest-earning assets. The difference in this growth supported the increase in earning assets, with no associated interest expense. The combination of these factors helped to create a favorable effect to earnings due to volume changes.

Interest income increased for the quarter because of volume growth and mix changes. Loans increased as a percentage of earning assets, from 49% in 1993 to 54% in 1994. The total balance of loans grew by $201 million for the quarter. These factors, along with a slight increase in market interest rates, were responsible for the increase in interest income. Interest expense declined during this period mainly because of a shift from time accounts to transaction deposits and a decrease in the rates for savings and transaction accounts.

For the first six months of 1994, interest income was relatively unchanged. The average yield of earning assets declined slightly, despite a general increase in market rates. This was caused by an increase in consumer related loans at low introductory rates. This was undertaken to gain a foothold in this highly competitive market. For the period, loans grew by $152 million, although the average yield on loans declined by seven basis points. Another factor that prevented an increase in income was a $106 million decline in federal funds sold, which experienced an increase in yield of almost one percent. These liquid funds were used to support the growth of loans. Interest expense declined for virtually the same reasons as mentioned above. Customers shifted balances from time accounts into more liquid transaction accounts to take advantage of expected increases in rates. Management has been able to keep the costs of these accounts well controlled as market rates have increased.

Net interest income in the second quarter of 1994 was $3.5 million higher than the second quarter of 1993. Net interest margin increased to 4.55% as compared to 4.48% for the first quarter of 1994 and 4.28% for the fourth quarter of 1993.


ANALYSIS OF NET INTEREST INCOME
(FTE = Fully Taxable Equivalent)

(Dollars in thousands)                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JUNE 30                       JUNE 30
                                          1994       1993               1994        1993
                                         ------------------           --------------------
Interest income.......................   $54,349    $52,585           $106,870    $105,071
Fully taxable equivalent adjustment...       613        391              1,225         875
                                         -------    -------           --------    --------

Interest income - FTE.................    54,962     52,976            108,095     105,946
Interest expense......................    18,551     20,038             36,465      40,202
                                         -------    -------           --------    --------
  Net interest income - FTE...........   $36,411    $32,938           $ 71,630    $ 65,744
                                         =======    =======           ========    ========

Yield on earning assets - FTE.........      6.87%      6.77%              6.81%       6.84%
Cost of interest bearing liabilities..      2.81       3.07               2.78        3.09
Net interest spread - FTE.............      4.06       3.71               4.03        3.74
Net interest margin - FTE.............      4.55       4.21               4.52        4.24

CHANGES IN FULLY TAXABLE EQUIVALENT NET INTEREST INCOME
(Dollars in thousands)

                                                                                 $ CHANGE 1994/1993
                                                                               THREE             SIX
                                                                            MONTHS ENDED     MONTHS ENDED
                                                                              JUNE 30          JUNE 30
                                                                            ------------     ------------

 Increase due to increase in earnings assets................................   $1,204           $2,595
 Increase (decrease) due to higher/lower earning asset yield................      782             (446)
 Increase due to lower interest rates paid on interest-bearing liabilities..    1,670            4,051
 Decrease due to increase in interest-bearing liabilities...................     (183)            (314)
                                                                               ------           ------
  Increase in net interest income - FTE.....................................   $3,473           $5,886
                                                                               ======           ======

OTHER INCOME

During the second quarter of 1994, nonrecurring income of $4.9 million was recorded representing gains on the sale of a foreclosed shopping center and the former Union headquarters building. The Company recorded $6.2 million in nonrecurring income during the second quarter of 1993 including gains on sales of securities acquired from Union and a gain on the sale of Union's corporate jet. The Company sold all of Union's treasury securities with maturities in excess of seven years to adjust Union's investment portfolio to Worthen's investment policy guidelines. Excluding these nonrecurring items, other income was $15.7 million in the second quarter of 1994 compared to $15.6 million in 1993. During the first six months of 1994, other income (excluding nonrecurring items) was $30.4 million as compared to $31.3 million recorded during the same period in 1993.

Year to date trust fees were down primarily as a result of adjusting from the cash to accrual basis of recording income at one of the Company's affiliate trust locations in January 1993. Brokerage commissions were down by approximately $.0.5 million year to date. The overall decline in stock market activity in the first six months of 1994 as compared to the first six months of 1993 resulted in lower commission sales.

The Company continues to emphasize the importance of growth in noninterest related sources of income. Other income includes fees for deposit services, trust services provided by Worthen Trust Company, full service and discount brokerage commissions provided by Worthen Investments, Inc. ("WII"), mortgage loan servicing fees and many other corporate and retail products.

A summary of other income is as follows:
(Dollars in thousands)

                                                           THREE                 SIX
                                                        MONTHS ENDED         MONTHS ENDED
                                                          JUNE 30              JUNE 30
                                                      1994       1993      1994       1993
                                                    ------------------   ------------------
Service charges on deposit accounts..............   $ 5,929    $ 5,905   $11,527    $11,419
Trust fees and commissions.......................     2,483      2,364     4,990      5,205
Full service and discount brokerage commissions..     1,414      1,639     2,793      3,244
Investment security gains (losses)...............        (3)     5,345        (3)     5,354
Net gains on disposal of premises and equipment
     and other assets............................     5,067        401     5,169      1,284
Other............................................     5,683      6,125    10,818     10,957
                                                    -------    -------   -------    -------
    Total........................................   $20,573    $21,779   $35,294    $37,463
                                                    =======    =======   =======    =======

OTHER EXPENSE

Excluding the nonrecurring items totalling $9.5 million in the second quarter of 1993 detailed below, operating expenses for the second quarter of 1994 increased only 1.4% compared to 1993. Salaries and employee benefits include a $459,000 provision for stock appreciation rights expense during the second quarter of 1994 due to a 39% increase in WBC's common stock price during the quarter. Year to date operating expenses decreased 1.9% from 1993 to 1994, excluding nonrecurring items. Reductions in salaries and employee benefits, net occupancy, advertising and business development are direct results of savings realized in the Union merger. These reductions are impressive since 1994 results also include operating expenses attributable to First Bank of Bentonville, which was acquired in September 1993. The increase in data processing fees reflects the installation of an automated computer network at each branch location to increase employee efficiency and provide much better customer service. The sale of the former Union headquarters building will result in additional savings in the net occupancy category in future quarters.

Approximately $9.5 million of nonrecurring other expenses related to the Union merger were recorded during the second quarter of 1993. These nonrecurring expenses include: employment expenses of $0.7 million, legal expenses of $1.5 million, investment banking fees of $2.1 million, expenses related to closing branches of $1.3 million and $1.4 million in expense from writedowns of purchased mortgage serving rights. The remainder of the expenses were for signage, office supplies, various data processing conversions and various other charges related to the merger.

The net overhead ratio was 1.82% for the first six months of 1994 as compared to 2.38% for the comparable period in 1993. Adjusting net overhead for the nonrecurring other income and expense items, the net overhead ratio for the first six months of 1994 was 2.10% as compared to 2.18% for 1993. The Company intends to continue focusing attention on the level of noninterest expenses in order to achieve better operating efficiencies.

A summary of other expense is as follows:
(Dollars in thousands)

                                                 THREE                       SIX
                                              MONTHS ENDED                MONTHS ENDED
                                                 JUNE 30                     JUNE 30       %
                                               1994      1993     1994      1993        CHANGE
                                             --------  --------  -------  ---------  -------------

Salaries and employee benefits.............   $15,429   $17,182  $30,884   $34,131          (-9.5)%
Net occupancy expense......................     3,020     3,477    6,095     6,933          (12.1)
Equipment expense..........................     1,857     1,652    3,519     3,349            5.1
Data processing fees.......................     1,938     1,905    3,895     3,476           12.1
Professional fees..........................     1,428     2,349    2,874     4,065          (29.3)
Amortization...............................     1,047     2,401    2,159     3,317          (34.9)
Advertising................................       647     1,117    1,357     1,755          (22.7)
Business development.......................       776       949    1,364     1,821          (25.1)
Office expense.............................     2,467     2,551    4,993     5,059           (1.3)
FDIC insurance.............................     1,757     1,708    3,507     3,559           (1.5)
Other......................................     3,834     7,930    6,631    10,634          (37.6)
                                              -------   -------  -------   -------         ------
 Total.....................................   $34,200   $43,221  $67,278   $78,099          (13.9)%
                                              =======   =======  =======   =======         ======

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

INCOME TAXES

The provision for income taxes was $8,135,000 for the second quarter of 1994 compared to $5,704,000 for the first quarter of 1994 and $4,003,000 for the second quarter of 1993. The effective tax rates for the respective quarters were 37.3%, 36.0% and 46.3%. The higher effective tax rate for the second quarter of 1993 was due to a significant amount of acquisition costs incurred during the quarter which were nondeductible for tax purposes. The Company expects to be taxable at an approximate effective rate of 36% during the remainder of 1994.

A complete discussion of the $868,000 gain recorded in the first quarter of 1993 related to the adoption of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," can be found at Note 5 (Change in Accounting Principle - Income Taxes) to the financial statements.

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


(b)  Current Reports on Form 8-K.

     The Company filed a current report on Form 8-K dated May 13, 1994, reporting under Item 5 the resignation of Jack Fleischauer, Jr. as president and chief operating officer of WNBA, the Company's lead bank. In addition, it was reported that Jim G. Farmer joined WBC as president and chief operating officer of the holding company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  WORTHEN BANKING CORPORATION
                                                            (Registrant)


Date:    August 12, 1994                          /s/ Andrew T. Melton
                                                  ----------------------------
                                                  Andrew T. Melton
                                                  Executive Vice President and
                                                  Chief Financial Officer


Date:    August 12, 1994                          /s/ Alan C. King
                                                  ----------------------------
                                                  Alan C. King
                                                  Senior Vice President and
                                                  Controller
                                                  (Chief Accounting Officer)