Form 10-Q
period 1994-09-30
WORTHEN BANKING CORP
filed 1994-11-14
CIK 350572

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Mark one

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended:  September 30, 1994
                       ------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File No. 1-8525
                    ------

                          WORTHEN BANKING CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

           ARKANSAS                               71-6066857
- --------------------------------               ----------------
(State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)              Identification No.)

Worthen National Bank Building, 200 West Capitol, Little Rock, Arkansas  72201
- -----------------------------------------------------------------------  -----
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


                             YES     X     NO
                                  _______     _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 13, 1994, 17,036,458 shares of the registrant's common stock, $1.00 par value, were issued and outstanding (excluding 13,611 treasury shares).

                              QUARTERLY REPORT ON
                                   FORM 10-Q
                          WORTHEN BANKING CORPORATION
                              SEPTEMBER  30, 1994

                                     INDEX
                                     -----



PART I.   FINANCIAL INFORMATION                                    PAGE NUMBER
                                                                   -----------

  ITEM 1. Financial Statements (Unaudited)

               Consolidated Balance Sheets -                            3
               September 30, 1994 and 1993 and
               December 31, 1993

               Consolidated Statements of Earnings -                    4
               Three Months and Nine Months Ended September 30, 1994
               and 1993

               Consolidated Statements of Cash Flows -                  5
               Nine Months Ended September 30, 1994 and 1993

               Notes to Consolidated Financial Statements -             7
               September 30, 1994

  ITEM 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations           10


PART II.  OTHER INFORMATION

  ITEM 1. Legal Proceedings                                            22

  ITEM 6. Exhibits and Reports on Form 8-K                             22

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

WORTHEN BANKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)                   SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                                1994          1993           1993
                                                            ------------   -----------   ------------
ASSETS
 Cash and due from banks.................................    $  185,393    $  187,314     $  179,810
 Interest bearing deposits with other banks..............           948         1,232            902
 Federal funds sold and securities purchased
  under agreements to resell.............................        79,500        82,063        152,113
 Mortgage warehouse loans held for sale..................        23,584        65,324         48,023
 Investment securities available for sale................       140,906           ---            ---
 Investment securities held to maturity (market value -
  $1,055,309, $1,459,764 and $1,490,297, respectively)...     1,073,127     1,446,259      1,464,145
 Loans, net of unearned interest of $559, $986
  and $1,172, respectively...............................     1,875,807     1,647,019      1,612,144
   Less:  Allowance for loan losses......................       (33,483)      (33,300)       (33,963)
                                                             ----------    ----------     ----------
 Total Loans, Net........................................     1,842,324     1,613,719      1,578,181
                                                             ----------    ----------     ----------
 Premises and equipment..................................        96,326       101,347        101,605
 Other assets............................................        81,647        81,824        101,975
                                                             ----------    ----------     ----------
   Total Assets..........................................    $3,523,755    $3,579,082     $3,626,754
                                                             ==========    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Non-interest bearing...................................    $  583,997    $  596,514     $  567,351
  Interest bearing.......................................     2,377,077     2,446,105      2,512,996
                                                             ----------    ----------     ----------
   Total Deposits........................................     2,961,074     3,042,619      3,080,347
 Federal funds purchased and securities sold
  under agreement to repurchase..........................       153,908       127,980        117,498
 Short-term borrowings...................................        33,878        57,838         63,375
 Other liabilities.......................................        28,337        28,438         47,742
 Capital lease obligations...............................         1,794         1,951          2,003
 Long-term debt..........................................        43,030        43,608         43,281
 Capital notes...........................................           ---           ---          4,311
                                                             ----------    ----------     ----------
   Total Liabilities.....................................     3,222,021     3,302,434      3,358,557
                                                             ----------    ----------     ----------
 Commitments and contingencies
 Stockholders' Equity:
  Preferred stock, par value $25 per share -
   authorized 400,000 shares; none issued................           ---           ---            ---
  Common stock, par value $1 per share - authorized
   40,000,000 shares; issued 17,050,069, 17,011,783 and
   17,011,783, respectively..............................        17,050        17,012         17,012
  Additional paid-in capital.............................       164,803       164,438        164,438
  Retained earnings......................................       123,318        95,426         86,975
  Less cost of 13,611, 8,106 and 8,806
   shares of common stock in treasury, respectively......          (358)         (228)          (228)
  Unrealized valuation on available for sale securities..        (3,079)          ---            ---
                                                             ----------    ----------     ----------
   Total Stockholders' Equity............................       301,734       276,648        268,197
                                                             ----------    ----------     ----------
   Total Liabilities and Stockholders' Equity............    $3,523,755    $3,579,082     $3,626,754
                                                             ==========    ==========     ==========

See notes to consolidated financial statements.

                  WORTHEN BANKING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (Dollars in thousands, except share data)

                                                               (UNAUDITED)                (UNAUDITED)
                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               SEPTEMBER 30               SEPTEMBER 30
                                                            1994         1993          1994          1993
                                                         -----------  -----------  ------------  ------------
Interest Income:
 Loans, including fees.................................  $    37,846  $    33,969  $   108,351   $    98,639
 Investment securities:
  Available for sale...................................        2,144          ---        6,753           ---
  Taxable..............................................       13,598       17,065       41,900        53,337
  Tax-exempt...........................................          996          814        2,951         2,144
                                                         -----------  -----------  -----------   -----------
   Total...............................................       16,738       17,879       51,604        55,481
                                                         -----------  -----------  -----------   -----------
 Other interest income.................................          688        1,373        2,187         4,172
                                                         -----------  -----------  -----------   -----------
   Total Interest Income...............................       55,272       53,221      162,142       158,292
Interest Expense:
 Deposits..............................................       17,574       17,767       50,141        54,264
 Short-term borrowings.................................        1,245        1,062        3,277         2,635
 Long-term borrowings..................................          913        1,025        2,779         3,157
                                                         -----------  -----------  -----------   -----------
   Total Interest Expense..............................       19,732       19,854       56,197        60,056
                                                         -----------  -----------  -----------   -----------
Net Interest Income....................................       35,540       33,367      105,945        98,236
Provision for Loan Losses..............................          297          540        1,050         3,779
                                                         -----------  -----------  -----------   -----------
Net Interest Income after Provision
  for Loan Losses......................................       35,243       32,827      104,895        94,457
                                                         -----------  -----------  -----------   -----------
Other Income:
 Service charges on deposit accounts...................        5,739        5,668       17,266        17,087
 Trust fees............................................        2,452        2,327        7,442         7,532
 Full service and discount brokerage commission........        1,468        1,541        4,261         4,785
 Investment security gains (losses)....................          ---           66           (3)        5,420
 Net gains on disposal of premises and
  equipment and other assets...........................          304          285        5,473         1,569
 Other.................................................        5,327        4,129       16,145        15,086
                                                         -----------  -----------  -----------   -----------
   Total Other Income..................................       15,290       14,016       50,584        51,479
                                                         -----------  -----------  -----------   -----------
Other Expense:
 Salaries and employee benefits........................       15,069       16,212       45,953        50,343
 Net occupancy expense.................................        3,122        3,421        9,217        10,354
 Other.................................................       14,362       13,998       44,661        51,033
                                                         -----------  -----------  -----------   -----------
   Total Other Expense.................................       32,553       33,631       99,831       111,730
                                                         -----------  -----------  -----------   -----------
Income before taxes and cumulative effect
    of a change in accounting principle................       17,980       13,212       55,648        34,206
Income taxes...........................................        6,260        4,823       20,099        12,126
                                                         -----------  -----------  -----------   -----------
Income before cumulative effect of a change
 in accounting principle...............................       11,720        8,389       35,549        22,080
Cumulative effect of a change in accounting principle..          ---          ---          ---           868
                                                         -----------  -----------  -----------   -----------
Net Income.............................................  $    11,720  $     8,389  $    35,549   $    22,948
                                                         ===========  ===========  ===========   ===========
Income per share:
Income before cumulative effect of a change
 in accounting principle...............................  $      0.69  $      0.50  $      2.09   $      1.32
Net Income.............................................  $      0.69  $      0.50  $      2.09   $      1.37

Weighted average number of shares outstanding..........   17,032,799   16,808,168   17,019,723    16,754,544

See notes to consolidated financial statements.

                  WORTHEN BANKING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                (UNAUDITED)
                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                                           1994             1993
                                                                     ----------------  --------------
Operating Activities:
  Net Income.......................................................        $  35,549       $  22,948
  Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization of premises and equipment.......            6,186           6,060
     Amortization of discount on long-term debt....................               10             603
     Amortization of intangibles...................................            3,049           4,397
     Net amortization of premiums and accretion of discounts.......            8,445           8,628
     Provision for loan losses.....................................            1,050           3,779
     Writedowns on properties acquired in settlement of loans......              179             381
  Mortgage warehouse loans funded..................................         (170,959)       (253,251)
  Mortgage warehouse loans sold....................................          212,699         242,690
  Loss (gain) on sale of investment securities.....................                3          (5,420)
  Net gain on disposal of premises and equipment and other assets..           (3,813)            ---
  Decrease (increase) in other assets..............................           (9,082)        (30,499)
  Increase (decrease) in other liabilities.........................              (93)         15,317
                                                                           ---------       ---------

     Net Cash Provided (Used) by Operating Activities..............           83,223          15,633
                                                                           ---------       ---------

Investing Activities:
  Proceeds from maturities of:
   Held to maturity ("HTM") securities.............................          420,172         563,092
   Available for sale  ("AFS") securities..........................           76,329             ---
  Proceeds from sale of:
   HTM securities..................................................                3          43,459
   AFS securities..................................................                9             ---
   Premises and equipment..........................................           10,833             ---
   Properties acquired in settlement of loans......................            5,997           4,713
  Payments for purchase of:
   HTM securities..................................................         (263,507)       (703,236)
   AFS securities..................................................          (12,307)            ---
   Premises and equipment..........................................           (8,206)         (6,704)
  Net (increase) decrease in short-term investments................            2,847          39,186
  Net (increase) decrease in loans.................................         (230,018)         16,052
  Net cash paid in acquisition of subsidiary.......................              ---            (618)
  Branch sale, including cash and cash equivalents sold............           (7,603)            ---
                                                                           ---------       ---------

     Net Cash Provided (Used) by Investing Activities..............           (5,451)        (44,056)
                                                                           ---------       ---------

                  WORTHEN BANKING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)

                                                                    (UNAUDITED)
                                                          NINE MONTHS ENDED SEPTEMBER 30
                                                               1994             1993
                                                          --------------   --------------
Financing Activities:
  Proceeds from:
   Long-term debt......................................       $    ---        $ 43,000
   Issuance of common stock............................            403             483
  Payments for:
   Long-term debt......................................           (588)        (30,007)
   Capital lease obligations...........................           (157)           (143)
   Capital notes.......................................            ---          (5,250)
   Cash dividends......................................         (7,657)         (2,284)
   Repurchase of common stock..........................           (130)            ---
  Net increase (decrease) in:
   Non-interest bearing deposits.......................        (12,301)         11,695
   Interest bearing deposits...........................        (61,231)        (51,001)
   Short-term borrowings...............................        (23,960)         31,679
   Federal funds purchased.............................         25,928          15,242
                                                              --------        --------

     Net Cash Provided (Used) by Financing Activities..        (79,693)         13,414
                                                              --------        --------


Increase (Decrease) in Cash and Cash Equivalents.......         (1,921)        (15,009)
Cash and Cash Equivalents at beginning of period.......        187,314         194,819
                                                              --------        --------

  Cash and Cash Equivalents at end of period...........       $185,393        $179,810
                                                              ========        ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest.............................................       $ 54,839        $ 58,962
  Income taxes.........................................         18,298          11,357
                                                              ========        ========




See notes to consolidated financial statements.

                  WORTHEN BANKING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1994

NOTE 1 - FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of Worthen Banking Corporation and subsidiaries ("WBC", the "Company" or "Worthen") have been prepared in accordance with generally accepted accounting principles and with the instructions to the Quarterly Report of Form 10-Q and Rules 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the Consolidated Financial Statements and notes thereto included as part of Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-8525 ("1993 Form 10-K").


NOTE 2 - MERGER AND ACQUISITIONS

On August 18, 1994, the Company entered into an Agreement and Plan of Merger by and among the Company, Boatmen's Bancshares, Inc. ("Boatmen's") and BBI AcquisitionCo, Inc. under which Boatmen's would acquire the Company through a merger of BBI AcquisitionCo, Inc. with and into the Company. The Agreement and Plan of Merger has been filed as Appendix A in Registration Statement Number 33-56035 on Form S-4 of Boatmen's Bancshares, Inc. Consummation of the merger agreement is subject to shareholder approval following distribution to stockholders of a Proxy Statement, filed or to be filed with the Securities and Exchange Commission.

On May 7, 1993, the Company issued 4,550,000 shares of its common stock to acquire all the outstanding common stock of the Union of Arkansas Corporation ("Union"), an Arkansas bank holding company. The business combination has been accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements presented in this report have been restated to include the accounts and results of operations of Union as if the companies had always been combined. On December 31, 1992, Union reported total assets of $713,474,000.

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


NOTE 3 - LOAN PORTFOLIO BY TYPE

A summary of the loan portfolio by type is as follows:
(Dollars in thousands)                       SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                 1994           1993          1993
                                             -------------  ------------  -------------
Commercial, financial and agricultural.....    $  475,894    $  437,072     $  415,635
Bankers' acceptances and commercial paper..           ---           ---          9,968
Real estate mortgage.......................       751,742       710,955        694,567
Real estate construction...................       104,261        73,241         66,009
Installment and other......................       543,402       425,304        425,576
Direct lease financing.....................         1,017         1,383          1,511
Foreign....................................            50            50             50
Unearned interest..........................          (559)         (986)        (1,172)
                                               ----------    ----------     ----------
  Total....................................    $1,875,807    $1,647,019     $1,612,144
                                               ==========    ==========     ==========

NOTE 4 - OTHER EXPENSE

In addition to Salaries and Employee Benefits and Net Occupancy Expense, other expense includes the following components, with no item except as specified exceeding one percent (1%) of total income:

 (Dollars in thousands)          THREE               NINE
                             MONTHS ENDED        MONTHS ENDED
                             SEPTEMBER 30        SEPTEMBER 30
                            1994      1993      1994      1993
                          --------  --------  --------  --------

Equipment expense.......   $ 1,742   $ 1,708   $ 5,261   $ 5,057
Professional fees.......       830     1,295     3,704     5,360
Data processing fees....     1,911     1,835     5,806     5,311
Amortization............       890     1,080     3,049     4,397
Advertising.............       754       685     2,111     2,440
Business development....       751       744     2,115     2,565
Office expense..........     2,423     2,683     7,416     7,742
FDIC insurance..........     1,720     1,721     5,227     5,280
Other...................     3,341     2,247     9,972    12,881
                           -------   -------   -------   -------
     Total..............   $14,362   $13,998   $44,661   $51,033
                           =======   =======   =======   =======


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

Adoption of Statement 115 resulted in an increase of $544,000 to the Company's stockholders' equity as of January 1, 1994, representing the unrealized appreciation, net of taxes, for those securities having a fair value of approximately $197,000,000 classified by the Company as available for sale, previously carried at amortized cost. The unrealized valuation on these available for sale securities decreased $789,000 during the third quarter of 1994 to a net unrealized loss of $3,079,000 as of September 30, 1994. The Company has no securities deemed to be trading securities.

NOTE 7 - MORTGAGE WAREHOUSE LOANS HELD FOR SALE

Mortgage warehouse loans held for sale consist solely of real estate loans held for resale by the Company's mortgage banking subsidiary. Mortgage warehouse loans held for sale are valued at the lower of cost or market on an aggregate basis.


NOTE 8 - INTANGIBLE ASSETS

A summary of intangible assets (net of accumulated amortization) is as follows:
(Dollars in thousands)



                                       SEPTEMBER 30  DECEMBER 31  SEPTEMBER 30
                                           1994         1993          1993
                                       ------------  -----------  ------------

Goodwill.............................       $21,639      $23,080       $22,670
Purchased mortgage servicing rights..         5,642        4,762         4,958
                                            -------      -------       -------
  Total..............................       $27,281      $27,842       $27,628
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


HIGHLIGHTS

Worthen entered into an Agreement and Plan of Merger with Boatmen's Bancshares, Inc. on August 18, 1994 under which Boatmen's would acquire 100% of the outstanding shares of the Company in a one-to-one stock exchange transaction. Boatmen's, a multi-bank holding company headquartered in St. Louis, Missouri, is one of the 30 largest U.S. bank holding companies with assets of approximately $28 billion. Boatmen's has 45 subsidiary banks, including a federal savings bank, which operate in over 400 locations in Missouri, Arkansas, Iowa, Illinois, Kansas, New Mexico, Oklahoma, Tennessee and Texas. Boatmen's ranks among the 16 largest providers of trust services in the nation, with approximately $34 billion in assets under management. The transaction is expected to be accounted for on a pooling of interests basis and also is expected to be a tax-free exchange for Worthen shareholders. The transaction is expected to close by the first quarter of 1995, subject to regulatory approvals and approval by Worthen shareholders.

Net income for the third quarter of 1994 was $11.7 million or $0.69 per common share as compared to net income of $8.4 million or $0.50 per common share for the third quarter of 1993, an increase of 39%. The improvement in 1994's third quarter as compared to the third quarter of 1993 was the result of a higher net interest margin, lower noninterest expenses resulting from savings realized in the Union merger, and the acquisition of FirstBank late in the third quarter of 1993. Provision for loan losses was down 45% from quarter to quarter as a result of increased asset quality.

The Company acquired FirstBank of Bentonville on September 10, 1993 for consideration of approximately $8 million in cash and 250,000 shares of common stock. FirstBank, with assets of approximately $110 million, was merged into Worthen National Bank of Northwest Arkansas on October 31, 1993 creating the fifth largest bank in Arkansas.

The Company's net income for the first nine months of 1994 of $35.5 million was 55% higher than the $22.9 of income recorded in the same period of last year. The 1994 year to date results include nonrecurring income, gains on the sale of a foreclosed property and the former Union headquarters building, approximating $0.16 per share after tax. Excluding this nonrecurring income, net income would have been $1.93 per common share for the first nine months of 1994. During 1993, the Company recorded net nonrecurring items, approximating $0.19 per share after tax, related to the Union merger. Excluding these nonrecurring items, last year's net income for the first nine months would have been $1.56 per share. Omitting all nonrecurring items, the 1994 year to date net income is 24% higher than the same period in 1993.

The improvement in 1994's first nine months as compared to the first nine months of 1993 was primarily the result of a higher net interest margin and lower noninterest expenses resulting from savings realized in the Union merger. The net interest margin was 4.52% for the first nine months of 1994 and was the result of an increase in net earning assets, growth of higher yielding loans and close monitoring of rates paid on deposits. Loan growth was strong with an annualized growth rate of almost 19% for the nine month period. Nonperforming assets declined to 0.72% of loans at September 30, 1994 as compared to 1.58% at September 30, 1993.

OPERATIONS SUMMARY                                                  THREE                      NINE
(Dollars in thousands)                                           MONTHS ENDED              MONTHS ENDED
                                                                 SEPTEMBER 30              SEPTEMBER 30
                                                             1994           1993          1994       1993
                                                         -------------  -------------  ----------  ---------
Net interest income....................................       $35,540        $33,367    $105,945   $ 98,236
Provision for loan losses..............................           297            540       1,050      3,779
                                                              -------        -------    --------   --------
Net interest income after provision for loan losses....        35,243         32,827     104,895     94,457
Other income...........................................        15,290         14,016      50,584     51,479
Other expense..........................................        32,553         33,631      99,831    111,730
                                                              -------        -------    --------   --------
Income before taxes and cumulative effect of a change
 in accounting principle...............................        17,980         13,212      55,648     34,206
Income taxes...........................................         6,260          4,823      20,099     12,126
                                                              -------        -------    --------   --------
Income before cumulative effect of a change in
 accounting principle..................................        11,720          8,389      35,549     22,080
Cumulative effect of a change in accounting principle..           ---            ---         ---        868
                                                              -------        -------    --------   --------

Net income.............................................       $11,720        $ 8,389    $ 35,549   $ 22,948
                                                              =======        =======    ========   ========


PERFORMANCE RATIOS

Net income to:
 Average assets........................................          1.33%          0.94%       1.35%      0.88%
 Average stockholders' equity..........................         15.54          12.66       16.40      12.08
Net overhead to average assets.........................          1.95           2.20        1.87       2.31
Earning assets to total assets.........................                                    90.64      90.37
Efficiency ratio.......................................                                    63.78      74.63


LOAN PORTFOLIO BY TYPE

The composition of the Company's loan portfolio is presented in the following table:

(Dollars in thousands)
                                             SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                 1994           1993          1993
                                             -------------  ------------  -------------

Commercial, financial and agricultural.....    $  475,894    $  437,072     $  415,635
Bankers' acceptances and commercial paper..           ---           ---          9,968
Real estate mortgage.......................       751,742       710,955        694,567
Real estate construction...................       104,261        73,241         66,009
Installment and other......................       543,402       425,304        425,576
Direct lease financing.....................         1,017         1,383          1,511
Foreign....................................            50            50             50
Unearned interest..........................          (559)         (986)        (1,172)
                                               ----------    ----------     ----------
     Total.................................    $1,875,807    $1,647,019     $1,612,144
                                               ==========    ==========     ==========

Growth in the Company's loan portfolio has been exceptional in the first nine months of 1994, equating to net growth of $228.8 million or almost 19% growth on an annualized basis. These results have exceeded internal targets for loan growth established in the budgeting process for 1994. A robust regional and national economy, a favorable interest rate cycle and an upswing in consumer sentiment and income levels appeared to have contributed to the loan portfolio gains.

The most active segment in terms of net gain in the first three quarters of 1994 has been the consumer loan portfolio. The retail segment accounted for $118 million of the year-to-date growth, or just over half of the net increase in loans. The Company has an active indirect automobile dealer lending program that has been a consistent source of loan volume for years, particularly in the Little Rock bank. In addition to the strong automobile sales in 1994, a number of new dealer relationships have been established that are generating significant new business for the bank. However, a number of the Company's affiliate banks are also active indirect lenders, and a portion of the 1994 volume is the result of the NW Arkansas affiliate activating its indirect lending program beginning in the latter part of 1993. Approximately $326 million or 60% of the consumer portfolio is secured by automobiles. The historical past due and net loss performance of this part of the portfolio has been superior and management considers this a strength of the Worthen franchise.

While the real estate and commercial loan components of the loan portfolio have not mirrored the growth of the consumer market, each segment has realized solid growth performance in 1994 of around 12% on an annualized basis. The Company's loan policies and credit culture place particular emphasis on control of risk in these segments of the portfolio, which has contributed to the steady improvement in the asset quality of the Company since the mid-1980's. However, strong development activity and economic conditions in the Central Arkansas and Northwest Arkansas regions, in particular, has provided the opportunity for quality loan growth in which the Company has participated. The real estate and construction portfolio totalled $856 million at September 30, 1994, representing 46% of the total loan portfolio. Included in the real estate total is approximately $262 million of single-family loans; however, which have a relative low risk profile. In view of the policies and underwriting standards utilized in the lending process, which explicitly restrict certain types of lending known to contain higher than acceptable levels of risk such as hotels, restaurants and speculative investment properties, management considers the commercial and real estate loan portfolios to be well-diversified with a manageable risk profile.


ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

The following table presents total nonperforming assets at September 30, 1994 and 1993, and December 31, 1993:

NONPERFORMING ASSETS
(Dollars in thousands)                                      SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                                1994           1993          1993
                                                            -------------  ------------  -------------
Nonaccrual loans........................................       $ 9,211       $16,668        $17,569
Loans 90+ days past due (less nonaccruals)..............         2,018         1,363          2,368
Renegotiated loans......................................           ---           ---            ---
Other real estate owned and other nonperforming assets..         2,244         5,127          5,660
                                                               -------       -------        -------
 Total..................................................       $13,473       $23,158        $25,597
                                                               =======       =======        =======

% of total loans plus other
 nonperforming assets...................................          0.72%         1.40%          1.58%
Nonperforming as a % of equity..........................          4.47          8.37           9.54

Through the first nine months of 1994 total nonperforming assets have been reduced by almost $10 million, representing a drop of 42% from the totals at December 31, 1993. As a result, nonperforming assets have been reduced to the lowest levels in recent history. Only one loan relationship in nonperforming status or Other Real Estate Owned ("OREO") property exceeds $1 million as of September 30, 1994. This exceptional asset quality performance has been made possible by a combination of conservative credit risk standards, good economic conditions in the Company's primary markets and successful workout strategies.

Driving the performance in the third quarter, which recognized a reduction of $4.8 million in nonperformings, was the successful resolution of two unrelated commercial real estate loan relationships with balances aggregating $5.0 million at the previous quarter-end. Both of these relationships were refinanced during the third quarter by other financial institutions with no additional principal losses to the Company. Additionally, in the third quarter two OREO properties with book values totalling approximately $1 million were sold with external financing. No significant relationships were placed in nonperforming status during the quarter, with the exception of the acquisition of an OREO property for $.9 million as part of an executive relocation agreement.

The Company's policies generally require loans to be placed in nonperforming status at 90 days past due if not in the process of collection, or at such time as the full collection of principal and interest becomes suspect. Management is not aware of any trends or conditions that would give rise to an imminent increase in nonperforming assets. The Company's high loan quality standards, conservative credit culture and oversight of the credit process by holding company management and the internal loan review department all provide comfort that the ongoing portfolio quality is sound and this level of nonperforming assets is not an anomaly. Consistent quality loan portfolio growth without commensurate asset quality deterioration remains the highest of corporate priorities.

Presented in the following table is the summary of activity in the allowance for loan losses for the three months and nine months ended September 30, 1994 and 1993, as well as the year ended December 31, 1993:


SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)                        THREE                  NINE
                                           MONTHS ENDED          MONTHS ENDED       YEAR ENDED
                                           SEPTEMBER 30          SEPTEMBER 30      DECEMBER 31
                                         1994       1993       1994       1993         1993
                                       ---------  ---------  ---------  ---------  ------------
Beginning allowance for loan losses..   $33,541    $33,714    $33,300    $30,145       $30,145
Allowance of purchased banks.........       ---        892        ---        892           892
Provision for loan losses............       297        540      1,050      3,779         4,628
Net recoveries (charge-offs):
  Charge-offs........................    (1,315)    (2,014)    (4,061)    (3,706)       (6,004)
  Recoveries.........................       960        831      3,194      2,853         3,639
                                        -------    -------    -------    -------       -------
  Net recoveries (charge-offs).......      (355)    (1,183)      (867)      (853)       (2,365)
                                        -------    -------    -------    -------       -------
Ending allowance for loan losses.....   $33,483    $33,963    $33,483    $33,963       $33,300
                                        =======    =======    =======    =======       =======

Allowance as a % of:
Gross loans..........................                            1.78%      2.11%         2.02%
Nonperforming assets.................                          248.52     132.68        143.79
Nonperforming loans..................                          298.18     170.35        184.68


Reflecting the continuing improvement in loan portfolio quality and low levels of current period loan losses, the amount of loan loss provisions required in order to maintain the allowance for loan losses at an acceptable level has diminished in the 1994 periods compared to the prior year. Additionally, exceptionally high levels of loan loss recoveries in the current year has further lessened the need for loan loss provisions in the 1994 periods. Due to the drastic reduction in nonperforming assets discussed previously, the allowance now represents almost three times the level of nonperforming loans in spite of the absence of growth in the ending allowance balance over the periods presented.

Conversely, because of the addition of almost $230 million in loans in the first nine months of 1994, the ratio of the allowance to gross loans has declined to 1.78% at September 30, 1994 versus 2.11% one year ago and 2.02% at December 31, 1993. The adequacy of the allowance is evaluated quarterly utilizing established methodologies that consider historical loan losses, levels of problem assets, concentrations and trends in the loan portfolio, economic conditions, and other relevant factors. The latest such evaluation concluded that the allowance is fully adequate in spite of the loan growth experienced in 1994; however, growth in loans, if continued at the pace seen in the first nine months, will ultimately result in an increase in the level of loan loss provisions, regardless of the level of problem assets or continuation of low levels of net loan losses. Performing loans internally identified as troubled because of financial performance, collateral position or other conditions have also continued to decline in 1994, principally because of the factors impacting the nonperforming assets. Management is not aware of any trends in individual loan relationships or concentrations of credit that would likely have an adverse impact on asset quality and therefore believes that the amount of the allowance in the near term is adequate.


LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company's negative gap decreased by $21 million from year-end 1993. This reflects a $127 million decrease in assets repricing within one year, of which $80 million occurred in securities and $45 million occurred in loans. During the same period, rate sensitive liabilities declined by $148 million.

The decline in interest rate sensitive assets reflects a changing balance sheet structure. Loan volume increased by $229 million or 14% in the first nine months of 1994, most noticeably in consumer loans. The Company's consumer loans typically have a three-to-five year maturity and a fixed rate. There has also been a strong preference by loan customers in 1994 to lock in longer term rates and move away from floating rates. A result of the increase in loans was a decrease in securities balances, which have declined by $232 million in total during 1994.

Interest-bearing deposits decreased by $69 million during the first nine months of 1994, while deposits with repricing dates under one year declined more dramatically, by $115 million. This is a trend that has been developing throughout 1994, as customers added balances to time accounts with due dates beyond one year ($46 million increase) to lock in more attractive yields.

Management believes that certain types of deposit accounts have a high degree of stability and less than complete sensitivity to rate changes. This determination is based on a review of historical activity in these accounts over a broad range of interest rate cycles. This assessment has been supported through the most recent increases in short term rates. The rates on transaction accounts have remained stable without a decline in the balances in the accounts. Therefore, a large part of the rate sensitivity risk implied by the negative gap at the thirty day interval is mitigated by the stability of such transaction accounts.


The Company's liquidity position is closely monitored and considered to be adequate.

INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in thousands)                                                                     DECEMBER 31, 1993
                                                 SEPTEMBER 30, 1994             TOTAL IN        TOTAL IN
                                       0-30 DAYS     31-90 DAYS   91-365 DAYS   ONE YEAR        ONE YEAR
                                      ---------------------------------------  ----------  -----------------
Securities..........................  $   123,123     $ 52,379      $136,385   $  311,887      $   391,508
Total loans.........................      387,025      109,462       430,895      927,382          972,066
Fed funds and repos.................       79,500          ---           ---       79,500           82,063
                                      -----------     --------      --------   ----------      -----------
  Total assets......................      589,648      161,841       567,280    1,318,769        1,445,637
                                      -----------     --------      --------   ----------      -----------

Transaction accounts................    1,273,573         ----          ----    1,273,573        1,294,579
Time accounts.......................      223,305      189,877       462,109      875,291          969,337
Short-term borrowings...............      153,908         ----          ----      153,908          185,818
Long-term debt......................           10           16             4           30              991
                                      -----------     --------      --------   ----------      -----------
  Total rate-sensitive liabilities..    1,650,796      189,893       462,113    2,302,802        2,450,725
                                      -----------     --------      --------   ----------      -----------

GAP.................................  $(1,061,148)    $(28,052)     $105,167   $ (984,033)     $(1,005,088)
                                      ===========     ========      ========   ==========      ===========

CAPITAL RESOURCES

As shown in the following table, the capital ratios of the Company continued to improve during the third quarter of 1994 compared to December 31, 1993 and September 30, 1993. All of the Company's subsidiary banks maintain a rating of "well capitalized" as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991. The Company's risk-based capital ratios of 13.43% for Tier I and 14.68% for total capital well exceed the regulatory required minimums.

Worthen announced in January 1994 that the Board of Directors increased the regular quarterly dividend to $0.15 per share from $0.05 per share. The dividend payout ratio for the nine month period ending September 30, 1994 is approximately 21.5% compared to a ratio of 9.9% for the first nine months of 1993.

In April 1994, the Board of Directors approved a stock repurchase plan giving management the authority to periodically repurchase up to a maximum of 450,000 shares of WBC common stock. These shares would then be reissued to individuals participating in various employee stock incentive plans as the need arose. No shares have been repurchased under this plan as of September 30, 1994.


RISK-BASED CAPITAL
(Dollars in thousands)                                         SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                                   1994           1993          1993
                                                               -------------  ------------  -------------
Stockholders' equity.........................................    $  301,734    $  276,648     $  268,197
Unrealized valuation on available for sale securities........         3,079           ---            ---
Goodwill.....................................................       (21,639)      (23,080)       (22,670)
                                                                 ----------    ----------     ----------
 Total Tier I capital........................................       283,174       253,568        245,527
                                                                 ----------    ----------     ----------

Allowance for loan losses*...................................        26,350        24,644         25,053
Capital notes................................................           ---           ---          4,311
                                                                 ----------    ----------     ----------
 Total Tier II capital.......................................        26,350        24,644         29,364
                                                                 ----------    ----------     ----------
   Total qualifying capital..................................    $  309,524    $  278,212     $  274,891
                                                                 ==========    ==========     ==========

Risk adjusted assets (including off-balance sheet exposure)..    $2,107,960    $1,971,522     $2,004,249
                                                                 ==========    ==========     ==========

Ratios:
Equity to assets.............................................          8.56%         7.73%          7.39%
Leverage.....................................................          8.00          7.13           6.81
Tier I leverage..............................................          8.08          7.13           6.81
Total capital to adjusted assets.............................          8.87          7.99           7.80
Tier I RBC ratio.............................................         13.43         12.86          12.25
Total RBC ratio (8.00% required).............................         14.68         14.11          13.72

*Limited to 1.25 percent of risk adjusted assets


CONSOLIDATED DAILY AVERAGE BALANCE, REVENUE AND EXPENSE, AVERAGE YIELDS AND RATES
(Dollars in thousands, except share data)


For the quarter ended September 30                             1994                            1993
                                                     TAX EQUIVALENT INTEREST         TAX EQUIVALENT INTEREST
                                                   AVERAGE     REVENUE/  YIELD/     AVERAGE    REVENUE/  YIELD/
                                                   BALANCE     EXPENSE    RATE      BALANCE    EXPENSE    RATE
                                                 ------------  --------  ------   -----------  --------  ------
ASSETS
 Interest-earning assets:
  Loans (including nonaccrual loans)...........   $1,827,219    $37,461    8.13%   $1,547,853   $33,132    8.49%
  Mortgage warehouse loans held for sale.......       25,421        531    8.29        63,865       974    6.05
  Investment securities:
   Available for sale..........................      121,837      2,144    6.98           ---       ---     ---
   Taxable.....................................    1,048,077     13,598    5.15     1,346,291    17,065    5.03
   Tax-exempt..................................       83,031      1,462    6.99        65,440     1,188    7.20
  Federal funds sold...........................       58,811        680    4.59       175,506     1,367    3.09
  Interest-bearing deposits with other banks...          827          8    3.84           847         6    2.81
                                                  ----------    -------    ----    ----------   -------    ----
   Total interest-earning assets...............   $3,165,223    $55,884    7.00%   $3,199,802   $53,732    6.66%
 Non-interest-earning assets:
  Cash and due from banks......................      187,138                          180,161
  Premises and equipment, net..................       96,434                           99,421
  Other assets.................................       90,280                           99,805
  Less allowance for loan losses...............      (33,610)                         (34,115)
                                                  ----------                       ----------
   Total assets................................   $3,505,465                       $3,545,074
                                                  ==========                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing liabilities:
  Transaction deposits.........................   $1,027,600    $ 5,504    2.13%   $1,010,402   $ 5,494    2.16%
  Savings deposits.............................      258,377      1,343    2.06       245,529     1,440    2.33
  Time deposits................................    1,107,092     10,727    3.84     1,182,743    10,833    3.63
  Federal funds purchased......................      123,551        886    2.85       119,547       698    2.32
  Short-term borrowings........................       22,748        359    6.26        45,678       364    3.16
  Long-term borrowings.........................       44,854        913    8.08        52,973     1,025    7.68
                                                  ----------    -------    ----    ----------   -------    ----
   Total interest-bearing liabilities..........   $2,584,222    $19,732    3.03%   $2,656,872   $19,854    2.96%

 Non-interest bearing liabilities and equity:
  Demand deposits..............................      580,739                          575,059
  Other........................................       41,254                           50,212
  Stockholders' equity.........................      299,250                          262,931
                                                  ----------                       ----------
   Total liabilities and
   stockholders' equity........................   $3,505,465                       $3,545,074
                                                  ==========                       ==========
                                                                -------                         -------
Net interest income and interest rate spread...                 $36,152    3.97%                $33,878    3.70%
                                                                =======                         =======

Net yield on interest-earning assets...........                            4.53                            4.20

Note: Interest income on tax-exempt securities, loans and leases is calculated on a tax-equivalent basis, using a federal marginal income tax rate of 35% and is reduced for non-deductible carrying interest.


CONSOLIDATED DAILY AVERAGE BALANCE, REVENUE AND EXPENSE, AVERAGE YIELDS AND RATES
(Dollars in thousands, except share data)


For the nine months ended September 30                         1994                            1993
                                                      TAX EQUIVALENT INTEREST          TAX EQUIVALENT INTEREST
                                                   AVERAGE     REVENUE/   YIELD/    AVERAGE     REVENUE/   YIELD/
                                                   BALANCE      EXPENSE    RATE     BALANCE     EXPENSE     RATE
                                                  ----------   --------   ------   ----------   --------   ------
ASSETS
 Interest-earning assets:
  Loans (including nonaccrual loans)...........   $1,736,445   $106,646    8.21%   $1,542,231   $ 96,677    8.38%
  Mortgage warehouse loans held for sale.......       39,049      2,130    7.29        54,159      2,383    5.88
  Investment securities:
   Available for sale..........................      139,073      6,753    6.49           ---        ---     ---
   Taxable                                         1,121,047     41,900    5.00     1,318,267     53,337    5.41
   Tax-exempt..................................       81,533      4,363    7.15        55,220      3,109    7.53
  Federal funds sold...........................       69,889      2,170    4.15       179,668      4,160    3.10
  Interest-bearing deposits with other banks...          649         17    3.50           633         12    2.53
                                                  ----------   --------    ----    ----------   --------    ----
   Total interest-earning assets...............   $3,187,685   $163,979    6.88%   $3,150,178   $159,678    6.78%
 Non-interest-earning assets:
  Cash and due from banks......................      180,574                          176,303
  Premises and equipment, net..................      100,156                           99,135
  Other assets.................................       91,626                           87,669
  Less allowance for loan losses...............      (33,650)                         (32,571)
                                                  ----------                       ----------
   Total assets................................   $3,526,391                       $3,480,714
                                                  ==========                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing liabilities:
  Transaction deposits.........................   $1,042,670   $ 15,547    1.99%   $  992,690   $ 16,547    2.23
  Savings deposits.............................      258,625      3,858    1.99       239,689      4,309    2.40
  Time deposits................................    1,125,342     30,736    3.65     1,216,457     33,408    3.67
  Federal funds purchased......................      121,731      2,317    2.54       110,385      1,933    2.34
  Short-term borrowings........................       30,000        960    4.28        29,556        702    3.18
  Long-term borrowings.........................       45,120      2,779    8.23        45,177      3,157    9.34
                                                  ----------   --------    ----    ----------   --------    ----
   Total interest-bearing liabilities..........   $2,623,488   $ 56,197    2.86%   $2,633,954   $ 60,056    3.05%

 Non-interest bearing liabilities and equity:
  Demand deposits..............................      578,749                          547,563
  Other........................................       34,402                           45,172
  Stockholders' equity.........................      289,752                          254,025
                                                  ----------                       ----------
   Total liabilities and
    stockholders' equity.......................   $3,526,391                       $3,480,714
                                                  ==========                       ==========
                                                               --------                         --------
Net interest income and interest rate spread...                $107,782    4.02%                $ 99,622    3.73%
                                                               ========                         ========

Net yield on interest-earning assets...........                            4.52                              4.23

Note: Interest income on tax-exempt securities, loans and leases is calculated on a tax-equivalent basis, using a federal marginal income tax rate of 35% and is reduced for non-deductible carrying interest.

NET INTEREST INCOME

Measured on a fully taxable equivalent basis, net interest income for the first nine months of 1994 was $8.2 million higher than the same period in 1993. A higher volume of earning assets had a positive impact. This was evident mainly in loans, which increased by $194 million over the period. Since this category of assets has the highest yield, this contributed positively to earnings. This shift of assets over the past four quarters was funded, in part, by federal funds sold, which declined by $110 million. Interest-bearing liabilities decreased over the period by $10 million. Non-interest-bearing liabilities also grew by $20 million, which offset an $8 million increase in non-interest-earning assets. The difference in this growth supported the increase in earning assets, with no associated interest expense. The combination of these factors helped to create a favorable effect to earnings due to volume changes.

Interest income increased for the quarter because of higher yields and mix changes. Loans increased as a percentage of earning assets, from 48% in 1993 to 58% in 1994. The total balance of loans grew by $279 million from the same quarter last year. These factors, along with a slight increase in market interest rates, were responsible for the increase in interest income. The effects of higher rates on interest-bearing liabilities offset the decrease in interest-bearing liabilities balances resulting in a slight decrease in interest expense from quarter to quarter.

For the first nine months of 1994, interest income increased by $4.3 million. The average yield of earning assets increased 10 basis points to 6.88%. The average yield on loans dropped from 8.38% to 8.21% due to an increase in consumer related loans at low introductory rates. This was undertaken to gain a foothold in this highly competitive market. For the period, loans grew by $194 million, although the average yield on loans declined by 17 basis points. Interest expense declined as customers shifted balances from time accounts into more liquid transaction accounts to take advantage of expected increases in rates. Management has been able to keep the costs of these accounts well controlled as market rates have increased.

Net interest income in the third quarter of 1994 was $2.3 million higher than the third quarter of 1993. Net interest margin decreased slightly to 4.53% as compared to 4.55% for the second quarter of 1994.

ANALYSIS OF NET INTEREST INCOME
(FTE = Fully Taxable Equivalent)

(Dollars in thousands)                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30                   SEPTEMBER 30
                                               1994       1993               1994        1993
                                             --------   --------           --------    --------
Interest income.......................       $55,272    $53,221            $162,142    $158,292
Fully taxable equivalent adjustment...           612        511               1,837       1,386
                                             -------    -------            --------    --------

Interest income - FTE.................        55,884     53,732             163,979     159,678
Interest expense......................        19,732     19,854              56,197      60,056
                                             -------    -------            --------    --------
  Net interest income - FTE...........       $36,152    $33,878            $107,782    $ 99,622
                                             =======    =======            ========    ========

Yield on earning assets - FTE.........          7.00%      6.66%               6.88%       6.78%
Cost of interest bearing liabilities..          3.03       2.96                2.86        3.05
Net interest spread - FTE.............          3.97       3.70                4.02        3.73
Net interest margin - FTE.............          4.53       4.20                4.52        4.23

CHANGES IN FULLY TAXABLE EQUIVALENT NET INTEREST INCOME
(Dollars in thousands)

                                                                                  $ CHANGE 1994/1993
                                                                               THREE               NINE
                                                                            MONTHS ENDED       MONTHS ENDED
                                                                            SEPTEMBER 30       SEPTEMBER 30
                                                                           --------------     --------------
 Increase (decrease) due to increase (decrease) in earnings assets..           $ (582)            $1,921
 Increase due to higher earning asset yield.........................            2,734              2,380
 Increase (decrease) due to lower (higher) interest rates paid on
  interest-bearing liabilities......................................             (446)             3,627
 Increase due to decrease in interest-bearing liabilities...........              568                232
                                                                               ------             ------
  Increase in net interest income - FTE.............................           $2,274             $8,160
                                                                               ======             ======

OTHER INCOME

During the first nine months of 1994, nonrecurring income of $4.9 million was recorded representing gains on the sale of a foreclosed shopping center and the former Union headquarters building. The Company recorded $6.2 million in nonrecurring income during the first nine months of 1993 including gains on sales of securities acquired from Union and a gain on the sale of Union's corporate jet. The Company sold all of Union's treasury securities with maturities in excess of seven years to adjust Union's investment portfolio to Worthen's investment policy guidelines. During the first nine months of 1994, other income (excluding nonrecurring items) was $45.7 million as compared to $45.2 million recorded during the same period in 1993.

Year to date trust fees were down primarily as a result of adjusting from the cash to accrual basis of recording income at one of the Company's affiliate trust locations in January 1993. Brokerage commissions were down by approximately $0.5 million year to date. The overall decline in stock market activity in the first nine months of 1994 as compared to the first nine months of 1993 resulted in lower commission sales.

Other income was $15.3 million in the third quarter of 1994 compared to $14.0 million in 1993. The increase in other income quarter to quarter is partially attributable to the acquisition of FirstBank during the latter part of the third quarter of 1993. The third quarter of 1994 results reflect increased service charges and credit card income generated as a result of the purchase of FirstBank and the merger with Union.

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

A summary of other income is as follows:
(Dollars in thousands)
                                                         THREE                 NINE
                                                      MONTHS ENDED         MONTHS ENDED
                                                      SEPTEMBER 30         SEPTEMBER 30
                                                     1994      1993      1994       1993
                                                    -------   -------   -------    -------
Service charges on deposit accounts..............   $ 5,739   $ 5,668   $17,266    $17,087
Trust fees and commissions.......................     2,452     2,327     7,442      7,532
Full service and discount brokerage commissions..     1,468     1,541     4,261      4,785
Investment security gains (losses)...............       ---        66        (3)     5,420
Net gains on disposal of premises and equipment
     and other assets............................       304       285     5,473      1,569
Other............................................     5,327     4,129    16,145     15,086
                                                    -------   -------   -------    -------
    Total........................................   $15,290   $14,016   $50,584    $51,479
                                                    =======   =======   =======    =======

OTHER EXPENSE

Operating expenses for the third quarter of 1994 decreased 3.2% compared to same period in 1993. Year to date operating expenses decreased 2.3% from 1993 to 1994, excluding nonrecurring items. Reductions in salaries and employee benefits, net occupancy, advertising and business development are direct results of savings realized in the Union merger. These reductions are impressive since 1994 results also include operating expenses attributable to First Bank of Bentonville, which was acquired in September 1993. The increase in data processing fees reflects the installation of an automated computer network at each branch location to increase employee efficiency and provide much better customer service. The sale of the former Union headquarters building, which occurred in June 1994, will result in additional savings in the net occupancy category in subsequent quarters.

Approximately $9.5 million of nonrecurring other expenses related to the Union merger were recorded during the first nine months of 1993. These nonrecurring expenses include: employment expenses of $0.7 million, legal expenses of $1.5 million, investment banking fees of $2.1 million, expenses related to closing branches of $1.3 million and $1.4 million in expense from writedowns of purchased mortgage serving rights. The remainder of the expenses were for signage, office supplies, various data processing conversions and various other charges related to the merger.

The net overhead ratio was 1.87% for the first nine months of 1994 as compared to 2.31% for the comparable period in 1993. Adjusting net overhead for the nonrecurring other income and expense items, the net overhead ratio for the first nine months of 1994 was 2.05% as compared to 2.19% for 1993. The Company intends to continue focusing attention on the level of noninterest expenses in order to achieve better operating efficiencies.

A summary of other expense is as follows:

(Dollars in thousands)                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30          SEPTEMBER 30          %
                                           1994       1993       1994        1993      CHANGE
                                          -------    -------    -------    --------    ------
Salaries and employee benefits........    $15,069    $16,212    $45,953    $ 50,343     (8.7)%
Net occupancy expense.................      3,122      3,421      9,217      10,354    (11.0)
Equipment expense.....................      1,742      1,708      5,261       5,057      4.0
Professional fees.....................        830      1,295      3,704       5,360    (30.9)
Data processing fees..................      1,911      1,835      5,806       5,311      9.3
Amortization..........................        890      1,080      3,049       4,397    (30.7)
Advertising...........................        754        685      2,111       2,440    (13.5)
Business development..................        751        744      2,115       2,565    (17.5)
Office expense........................      2,423      2,683      7,416       7,742     (4.2)
FDIC insurance........................      1,720      1,721      5,227       5,280     (1.0)
Other.................................      3,341      2,247      9,972      12,881    (22.6)
                                          -------    -------    -------    --------    ------
   Total..............................    $32,553    $33,631    $99,831    $111,730    (10.6)%
                                          =======    =======    =======    ========    ======


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


INCOME TAXES

The provision for income taxes was $6,260,000 for the third quarter of 1994 compared to $8,135,000 for the second quarter of 1994 and $4,823,000 for the third quarter of 1993. The effective tax rates for the respective quarters were 34.8%, 37.3% and 36.5%. The Company expects to be taxable at an approximate effective rate of 36% during the remainder of 1994.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index.

EXHIBIT NUMBER                         DESCRIPTION                         PAGE
- --------------                         -----------                         ----
  2             Agreement and Plan of Merger by and among Worthen Banking
                Corporation, Boatmen's Bancshares, Inc. and BBI
                AcquistionCo, Inc. (filed as Appendix A in Registration
                Statement Number 33-56035 on Form S-4 of Boatmen's
                Bancshares, Inc. and incorporated by reference herein).    N/A

 11             Statement re: Computation of per share earnings (see
                Consolidated Statement of Earnings).                         4


 27             Financial Data Schedule in accordance with Appendix C to
                Item 601 (c) of Regulation S-K and Article 9 of
                Regulation S-X                                            N/A

(b)  Current Reports on Form 8-K.

     The Company filed a current report on Form 8-K dated August 18, 1994, reporting under Item 5 that Worthen Banking Corporation announced that it executed an Agreement and Plan of Merger on that date with Boatmen's Bancshares, Inc., and BBI AcquisitionCo., Inc.

     The Company filed a current report on Form 8-K dated October 14, 1994, reporting under Item 5 that Andrew Melton, executive vice president and chief financial officer of Worthen Banking Corporation, had resigned.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WORTHEN BANKING CORPORATION
                                               (Registrant)


Date:    November 14, 1994             /s/ Jim G. Farmer
                                       ----------------------------------------
                                       Jim G. Farmer
                                       President and
                                       Chief Operating Officer


Date:    November 14, 1994             /s/ Alan C. King
                                       ---------------------------------------
                                       Alan C. King
                                       Senior Vice President and Controller
                                       (Chief Accounting Officer)